Form 10QSB
period 2007-03-31
ELUXURYHOUSE INC
filed 2007-05-21
CIK 1354582

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from: _____________ to _____________

                                 --------------

                               ELUXURYHOUSE, INC.
        (Exact name of small business issuer as specified in its charter)

                                 --------------


            Florida                  333-140717              ###-##-####
  (State or Other Jurisdiction      (Commission            (I.R.S. Employer
       of Incorporation)            File Number)         Identification No.)


                           2924 DAVIE ROAD, SUITE 200
                              DAVIE, FLORIDA 33314
               (Address of Principal Executive Office) (Zip Code)

                                 (954) 321-0176
                (Issuer's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

                                 --------------
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                      [X] Yes     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                       [ ] Yes     No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 2007, there are 30,010,000 shares of common stock, par value $.00001 per share, issued and outstanding.

Transitional  Small Business Disclosure Format (check one)    [ ] Yes     No [X]

================================================================================

================================================================================
                               eLUXURY HOUSE, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements (Unaudited)                         3

          Condensed Balance Sheet as of  March 31, 2007                      3

          Condensed Statements of Operations for the three months ended
            March 31, 2007 and 2006, nine months ended March 31, 2007, and for the period from July 21, 2005 (Inception) to
            March 31, 2006                                                   4

         Condensed Statement of Changes in Stockholders' Equity for the
            nine months ended March 31, 2007                                 5

         Condensed Statement of Cash Flows for the nine months ended
            March 31, 2007 and for the period from July 21, 2005
            (Inception) to March 31, 2006                                    6

         Notes to Condensed Financial Statements (Unaudited)                 7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

Item 3.   Controls and Procedures

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3.   Defaults Upon Senior Securities                                   14

Item 4.   Submission of Matters to a Vote of Security Holders               14

Item 6.   Exhibits

================================================================================

                          PART I FINANCIAL INFORMATION


Item 1.   Condensed Financial Statements (Unaudited)

================================================================================
ELUXURYHOUSE, INC.
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2007



                                     ASSETS

Current assets:
     Cash and cash equivalents                                                 $   8,425
                                                                               ---------
            Total current assets                                                   8,425
                                                                               ---------
Long-term and other assets:
     Property and equipment, net                                                   1,831
     Intangible assets, net                                                       19,775
                                                                               ---------
            Total assets                                                          30,031
                                                                               =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities                                                                   --
                                                                               ---------
            Total current liabilities                                                 --

Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $.00001 par value, 20,000,000 shares authorized,            --
            -0- issued and outstanding
         Common stock, $.00001 par value, 100,000,000 shares authorized              300
            30,010,000 issued and outstanding
         Additional paid-in capital                                              100,990
         Accumulated deficit                                                     (71,259)
                                                                               ---------
            Total stockholders' equity                                            30,031
                                                                               ---------
            Total liabilities and stockholders' equity                         $  30,031
                                                                               =========




            See accompanying notes to condensed financial statements.

ELUXURYHOUSE, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006
AND FOR THE NINE MONTHS ENDED MARCH 31, 2007, FOR THE THREE MONTHS ENDED
MARCH 31, 2006 AND FOR THE PERIOD FROM JULY 21, 2005 (INCEPTION) TO
MARCH 31, 2006 (UNAUDITED)
================================================================================

                                                                                                                   FOR THE PERIOD
                                                                                                                        FROM
                                                                   THREE MONTHS     THREE MONTHS     NINE MONTHS   JULY 21, 2005
                                                                       ENDED           ENDED            ENDED     (INCEPTION) TO
                                                                      MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                                                        2007            2006            2007            2006
                                                                    ------------    ------------    ------------    ------------
Net sales                                                           $         --    $      3,649    $      1,132    $      7,152
Cost of sales                                                                 --           2,226             691           4,363
                                                                    ------------    ------------    ------------    ------------
Gross profit                                                                  --           1,423             441           2,789
                                                                    ------------    ------------    ------------    ------------

Operating expenses:
     Selling expenses                                                        263           4,533           1,866           4,693
     General and administrative                                           14,630             403          31,684           5,736
     Depreciation and amortization                                         3,581             949          11,183           4,888
                                                                    ------------    ------------    ------------    ------------
            Total operating expenses                                      18,474           5,885          44,733          15,317
                                                                    ------------    ------------    ------------    ------------
            Loss from operations                                         (18,474)         (4,462)        (44,292)        (12,528)

     Dividend income                                                          25              --             240              --
                                                                    ------------    ------------    ------------    ------------
            Net loss                                                     (18,449)         (4,462)        (44,052)        (12,528)
                                                                    ============    ============    ============    ============

            Net loss per share, basic and diluted                   $      (0.00)   $         --    $         --    $         --
                                                                    ============    ============    ============    ============

             Weighted average number of common and common
                equivalent shares outstanding - basic and diluted     30,010,000      30,000,000      30,006,154      27,841,304
                                                                    ============    ============    ============    ============










            See accompanying notes to condensed financial statements.

ELUXURYHOUSE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
================================================================================

                                                   Common Stock         Additional
                                             ------------------------    Paid-In     Accumulated
                                                Shares       Amount      Capital       Deficit       Total
                                             -----------   ----------   ----------   ----------    ----------
Balance, July 1, 2006                         30,000,000   $      300   $   99,990   $  (27,207)   $   73,083

Issuance of shares of common stock for cash       10,000           --        1,000           --         1,000

Net loss for the nine months ended
March 31, 2007                                        --           --           --      (44,052)      (44,052)

                                             -----------   ----------   ----------   ----------    ----------
Balance, March 31, 2007                       30,010,000   $      300   $  100,990   $  (71,259)   $   30,031
                                             ===========   ==========   ==========   ==========    ==========






























            See accompanying notes to condensed financial statements.

ELUXURYHOUSE, INC.
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND FOR THE PERIOD FROM JULY 21, 2005 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)
================================================================================

                                                                                 FOR THE PERIOD
                                                                                      FROM
                                                                   NINE MONTHS    JULY 21, 2005
                                                                      ENDED       (INCEPTION) TO
                                                                    MARCH 31,        MARCH 31,
                                                                      2007            2006
                                                                   ---------       ---------
Cash flow from operating activities:
     Net loss                                                      $ (44,052)      $ (12,528)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
         Depreciation and amortization                                11,183          10,091
         Common stock issued for services                                 --              --
                                                                   ---------       ---------
             Net cash used in operating activities                   (32,869)         (2,437)
                                                                   ---------       ---------
Cash flows from investing activities:
     Acquisition of property and equipment                                --          (2,680)
     Acquisition of intangible assets                                     --         (20,000)
                                                                   ---------       ---------
             Net cash used in investing activities                        --         (22,680)
                                                                   ---------       ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                            1,000         100,000
     Proceeds from stockholder advances                                   --          36,500
     Repayment of notes payable                                       (8,000)        (10,000)
     Repayment of stockholder advances                                (1,500)             --
                                                                   ---------       ---------
             Net cash (used in) provided by financing activities      (8,500)        126,500
                                                                   ---------       ---------

Net (decrease) increase in cash                                      (41,369)        101,383

Cash at beginning of period                                           49,794              --
                                                                   ---------       ---------
Cash at end of period                                              $   8,425       $ 101,383
                                                                   =========       =========

Supplemental disclosures of cash flow information:
             Common stock issued for services                      $      --       $     290
                                                                   =========       =========


Supplemental disclosure of non-cash investing and financing activities:
During the period from July 21, 2005 (Inception) to September 30, 2005, the
Company aquired intangible assets for $44,000, of which the Company paid $20,000 cash and issued a note pay


            See accompanying notes to condensed financial statements.

ELUXURYHOUSE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         The accompanying condensed financial statements of eLuxury House, Inc (the "Company") have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and the notes thereto contained in the Company's registration statement on Form SB-2 for the period from July 21, 2005 (Inception) to June 30, 2006, as filed with the United States Securities and Exchange Commission.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

         As reflected in the accompanying financial statements, the Company has sustained cumulative net losses of $71,259 and has a negative cash flow from operations. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and to further implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management's plans include the raising of additional capital through private or public transactions and further implementation of its business plan to increase revenues.


Long-Lived Assets
-----------------

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There were no impairments of long-lived assets during the periods presented.

ELUXURYHOUSE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Intangible Assets

         The Company has capitalized website costs totaling $44,000 which was acquired in August 5, 2005. The estimated useful life of the website has been evaluated and determined to be three years. Capitalized website costs are classified within Intangible Assets on the balance sheet.

Revenue Recognition

         The Company recognizes revenue from its retail sales of merchandise and personal accessories via the internet when the product is shipped to the customer.

Advertising

         Costs incurred for advertising are charged to operations as incurred. For the nine months ended March 31, 2007, advertising expense was $720

Loss per Share

         Basic and diluted net loss per common share for the periods presented have been computed based upon the weighted average number of common shares outstanding.

NOTE 2 - RELATED PARTY TRANSACTIONS

         During the period from July 21, 2005 (Inception) to June 30, 2006 two of the Company's stockholders provided advances to the Company in the aggregate amount of $36,500. As of March 31, 2007 all advances have been repaid.

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2007 and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

         This Report on Form 10-QSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different form historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans," and similar statements and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially form what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events, or otherwise.

         Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: we have a limited operating history during which we have generated minimal revenues and losses to date; going concern considerations; our dependence on our sole officer and director who has other outside business activities and may therefore be unable to devote a majority of his time to the Company, possibly resulting in periodic disruptions in our operations; our lack of long term written agreements for the acquisition of the merchandise and personal accessory items we offer may adversely effect the availability and pricing of our goods, some of which may otherwise be difficult to obtain from time to time due to manufacturer and distributor efforts to restrict distribution of their products to discount retailers; our computer system and equipment may fail or experience delays or break-ins which could negatively impact our operations; we face substantial competition from both e-commerce and "brick and mortar" retailers, many of whom have substantially greater financial, sales and marketing resources and brand recognition than the Company; our operating results will be subject to seasonal fluctuations and adverse results in the fourth quarter of the calendar year will have a disproportionate impact on our results of operations for the year; we may have a need for additional capital to accelerate or expand our operations which may not be available; while a broker-dealer has submitted a Form 211 to the NASD for purposes of seeking approval to quote our common stock on the Over-the-Counter-Bulletin Board or the Pink Sheets, there are no assurances that such approval is forthcoming, that our shares of common stock will ever be so quoted, or if quoted, that an active market for our shares will exist, or be sustained; the Sarbanes Oxley Act is expected to increase our legal, accounting and administrative costs; and as may be further set forth in any press releases we may undertake, and other reports filed by us with the Securities and Exchange Commission. Many of such factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward looking statements contained in this Report will in fact occur. All forward looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

Overview

         eLUXURYHOUSE, INC., a Florida corporation (referred to herein as "we," "our," or the "Company") is an internet based retailer of authentic, designer merchandise and personal accessories, offered at discount prices. Our website is www.imageofstyle.com.

         Our current plan of operation entails the continued pursuit of our current business model, with a greater emphasis on jewelry due to more limited product availability from suppliers for certain personal accessory items, and the continued operation of our website. Such more limited product availability from suppliers for certain personal accessory items appears to constitute a more current trend which has materially impacted our short-term liquidity in that we did not have any net sales in our last fiscal quarter. We cannot determine at this time the impact that such trend, if it were to continue, will have on our short-term and long-term liquidity and net sales as we plan greater emphasis on the sale of jewelry. There are many internet retailers who provide similar goods and services as the Company, and it is possible that we may from time to time have discussions with one or more of such companies to determine potential areas of common interest, as well as discussions with other businesses which may or may not be synergistic with our current operations. Management has not as of this time had any discussions with any of such companies, except as related to possible sources of supply pertaining to our current business operations.

         We currently believe that we can satisfy our cash requirements as to our current limited operations for approximately the next six to nine months with current cash on hand. However, in order to achieve profitability, we will need to further implement our business plan by accelerating and expanding our operational plans. This will require us to secure additional equity and/or debt financing. One of our largest non-management shareholders who has previously provided us with certain debt financing has informally agreed to provide us with interim working capital to the extent it may be necessary or desired. We do not otherwise have any current agreements, arrangements or understandings for any other funding.

         We do not anticipate doing any product research and development during the next twelve month period or purchasing any significant plant or equipment during such time. We also do not expect any significant changes in the number of our employees.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

         Net sales for the three months ended March 31, 2007 were $-0-, a decrease of $3,649, or 100% from the three months ended March 31, 2006 of $3,649. The reason for such decrease is attributable to more limited product availability from suppliers for certain personal accessory items, which trend we currently anticipate may continue. We therefore currently plan to further concentrate on jewelry sales.

         Cost of sales for the quarter ended March 31, 2007 were $-0-, a decrease of $2,226 or 100% from the March 31, 2006 quarter cost of sales of $2,226. This decrease was due to our lack of net sales for the same period.

         Gross profit for the three months ended March 31, 2007 was $-0-, a decrease of $1,423or 100% from the three months ended March 31, 2006. Such decrease of gross profit was due to our lack of sales during such quarter.

         Our total operating expenses for the three months ended March 31, 2007 were $18,474, an increase of $12,589 or approximately 214% over our total operating expenses for the three months ended March 31, 2006 of $5,885. This increase is primarily attributable to an increase of $14,227 in our general and administrative expenses for the three months ended March 31, 2007 to $14,630, comprised primarily of substantially increased auditing and accounting fees, compared to $403 for the three months ended March 31, 2006, and to a lesser extent, an increase of $2,632 in depreciation and amortization to $3,581 for the quarter ended March 31, 2007 from $949 for the quarter ended March 31, 2006. Selling expenses for the quarter ended March 31, 2007 were $263, a decrease of $4,270 from selling expenses for the March 31, 2006 quarter of $4,533.

         As a result of the foregoing, we incurred a loss from operations of $18,474 for the quarter ended March 31, 2007, an increase in loss from operations of $14,012, or approximately 314% compared to a loss from operations of $4,462 for the quarter ended March 31, 2006.

         Our net loss for the quarter ended March 31, 2007 was $18,449 compared to a net loss for the quarter ended March 31, 2006 of $4,462. Net loss per share, basic and diluted, for each of such three month quarters was $-0-.

Nine Months Ended March 31, 2007 Compared to the Period from July 21, 2005 (Inception) to March 31, 2006

         Net sales for the nine months ended March 31, 2007 were $1,132, a decrease of $6,020, or approximately 84% for the period from July 21, 2005 (Inception) to March 31, 2006 of $7,152. The reason for such decrease is attributable to more limited product availability from suppliers for certain personal accessory items, which trend we currently anticipate may continue. We therefore currently plan to further concentrate on jewelry sales.

         Cost of sales for the nine months ended March 31, 2007 were $691, a decrease of $3,672 or approximately 84% from cost of sales for the period from July 21, 2005 (Inception) to March 31, 2006 of $4,363. This decrease was due to our reduction in net sales for the same period.

         Gross profit for the nine months ended March 31, 2007 was $441, a decrease of $2,348 or approximately 84% for the period from July 21, 2005 (Inception) to March 31, 2006 of $2,789. Such decrease of gross profit was due to our reduced amount of net sales during such period.

         Our total operating expenses for the nine months ended March 31, 2007 were $44,733, an increase of $29,416, or approximately 192% over our total operating expenses for the period from July 21, 2005 (Inception) to March
31, 2006 of $15,317. This increase is primarily attributable to an increase of $25,948 in our general and administrative expenses for the nine months ended March 31, 2007 to $31,684, comprised primarily of substantially increased auditing and accounting fees, compared to $5,736 for the period from July 21, 2005 (Inception) to March 31, 2006, and to a lesser extent, an increase of $6,295 in depreciation and amortization to $11,183 for the nine months ended March 31, 2007 from $4,888 for the period from July 21, 2005 (Inception) to March 31, 2006. Selling expenses for the nine month period ended March 31, 2007 were $1,866, a decrease of $2,827 from selling expenses for the period from July 21, 2005 (Inception) to March 31, 2006 of $4,693.

         As a result of the foregoing, we incurred a loss from operations of $44,292 for the nine months ended March 31, 2007, an increase in loss from operations of $31,764, or approximately 254% compared to a loss from operations of $12,528 for the period from July 21, 2005 (Inception) to March 31, 2006.

         Our net loss for the nine months ended March 31, 2007 was $44,052 compared to a net loss for the period from July 21, 2005 (Inception) to March 31, 2006 of $4,462. Net loss per share, basic and diluted, for each of such three month quarters was $-0-.

Impact of Inflation

         Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

         Our financial statements prepared appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our condensed financial statements will be materially effected.

         As reflected in the financial statements appearing in this Report, we have sustained cumulative net losses of $71,259 and have a negative cash flow from operations. Our ability to continue as a going concern is dependent on our ability to raise additional funds and to further implement our business plan.

         We currently believe that we can satisfy our cash requirements as to our current limited operations for approximately the next six to nine months with current cash on hand. However, in order to achieve profitability, we will need to further implement our business plan by accelerating and expanding our operational plans. This will require us to secure additional equity and/or debt financing. One of our largest non-management shareholders who has previously provided us with certain debt financing, discussed below, has informally agreed to provide us with interim working capital to the extent it may be necessary or desired. We do not otherwise have any current agreements, arrangements or understandings for any other funding.

         Our operations have been funded primarily by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement equity financing for $100,000 in gross proceeds that occurred in February and March of 2006. These funds have been and continue to be used for working capital and general corporate purposes in furtherance of our business plan.

         During the period from July 21, 2005 (inception) to June 30, 2006, two of our largest non-management shareholders provided advances to the Company in the aggregate amount of $36,500, which was repaid as of March 31, 2007. Neither of such shareholders are obligated to make any additional advances to the Company if desired or required, except as discussed above.

         We have no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

         Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15 (e) promulgated under the Securities Exchange Act of 1934 ("Exchange Act")) as of the end of the period covered by this Report to determine if such controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC's rules and forms. Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

         Our management does not believe that a control system, no matter how well designed and operated, can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, with the Company have been detected.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.


         From time to time, we may be subject to lawsuits and claims, which may arise out of our operations and are incidental to our business. We are not subject to any current lawsuits or claims.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the past three years, the Registrant sold the following securities without registering the securities under the Securities Act of 1933, as amended ("Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offerings:

         An aggregate of 29,000,000 shares of common stock in August 2005 pursuant to Section 4(2) under the Securities Act to three persons and one entity for services rendered, valued at par value per share.

         In February and March 2006, an aggregate of 1,000,000 shares of common stock pursuant to Rule 506 under the Securities Act to accredited investors, at a price of $.10 per share, for an aggregate of $100,000. An additional 10,000 shares were sold to an accredited investor in October 2006 at a price of $.10 per share for an aggregate of $1,000. All of such proceeds were and are being used for working capital and general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS.

    Exhibit Number    Description
    --------------    ----------------------------------------------------------
         31.1         Certification - filed herewith

         32.1         Section 1350 Certification - filed herewith

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 21, 2007

                                        ELUXURY HOUSE, INC.


                                        By: /s/ Howard N. Kahn
                                            ------------------------------------
                                            Howard N. Kahn, President, Principal
                                            Executive, Financial and Chief
                                            Accounting Officer