Form 10KSB
period 2007-06-30
ELUXURYHOUSE INC
filed 2007-10-15
CIK 1354582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

eLuxuryhouse, Inc.

(Name of small business issuer in its charter)

———————

Florida	333-140717	20-3178943
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2924 Davie Road, Suite 200
Davie, Florida  33314

(Address of Principal Executive Office) (Zip Code)

(954) 321-0176

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	x	Yes		No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.			x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	x	No

State issuer’s revenue for its most recent fiscal year. $1,216

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.   Not applicable; common stock does not currently trade and no bid and ask information is available

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   30,010,000 shares of common stock, par value $.00001 per share, as of September 28, 2007

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.	Yes	No

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one):	Yes	No

INDEX

PART I

Item 1.      Description of Business.

3

Item 2.      Description of Property.

6

Item 3.      Legal Proceedings.

6

Item 4.      Submission of Matters to a Vote of Security Holders.

6

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters and Small Business Issuer

Purchases of Equity Securities.

7

Item 6.      Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 7.      Financial Statements.

14

Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

14

Item 8A.   Controls and Procedures.

14

Item 8B.   Other Information.

15

PART III

Item 9.      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act.

15

Item 10.    Executive Compensation.

16

Item 11.    Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

17

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

18

Item 13.    Exhibits.

18

Item 14.    Principal Accounting Fees and Services.

18

SIGNATURES

20

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-KSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different form historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans,” and similar statements and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially form what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events, or otherwise.

Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: we have a limited operating history during which we have generated minimal revenues and losses to date; going concern considerations; our dependence on our sole officer and director who has other outside business activities and may therefore be unable to devote a majority of his time to the Company, possibly resulting in periodic disruptions in our operations; our lack of long term written agreements for the acquisition of the merchandise and personal accessory items we offer may adversely effect the availability and pricing of our goods, some of which may otherwise be difficult to obtain from time to time due to manufacturer and distributor efforts to restrict distribution of their products to discount retailers; our computer system and equipment may fail or experience delays or break-ins which could negatively impact our operations; we face substantial competition from both e-commerce and “brick and mortar” retailers, many of whom have substantially greater financial, sales and marketing resources and brand recognition than the Company; our operating results will be subject to seasonal fluctuations and adverse results in the fourth quarter of the calendar year will have a disproportionate impact on our results of operations for the year; we may have a need for additional capital to accelerate or expand our operations which may not be available; while a broker-dealer has submitted a Form 211 to the NASD for purposes of seeking approval to quote our common stock on the Over-the-Counter Bulletin Board or pink sheets, there are no assurances that such approval is forthcoming, that our shares of common stock will ever be so quoted, or if quoted, that an active market for our shares will exist, or be sustained; the Sarbanes Oxley Act has increased our accounting and administrative costs; and as may be further set forth in any press releases we may undertake, and other reports filed by us with the U.S. Securities and Exchange Commission (“SEC”). Many of such factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward looking statements contained in this Report will in fact occur. All forward looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

PART I

Item 1.

Description of Business.

eLuxuryhouse, Inc., a Florida corporation (referred to herein as “we,” “our,” or the “Company”) is an internet based retailer of authentic, designer merchandise and personal accessories, including jewelry, offered at discount prices. Our website is www.imageofstyle.com.

We were incorporated as a Florida corporation on July 21, 2005. In August 2005, we acquired our website, which we have operated since that time. In February and March 2006, we raised $100,000 through the sale of 1,000,000 shares of our common stock ($.10 per share) on a private placement basis to certain accredited investors, as such term is defined under the Securities Act of 1933, as amended (the “Securities Act”). Such funds have been used for working capital and general corporate purposes in furtherance of our business.

Our current plan of operation entails the continued pursuit of our current business model, with a greater emphasis on jewelry due to more limited product availability from suppliers for certain personal accessory items, and the continued operation of our website. Such more limited product availability from suppliers for certain personal accessory items appears to constitute a more current trend which has materially impacted our short-term liquidity. We cannot determine at this time the impact that such trend, if it were to continue, will have on our short-term and long-term liquidity and net sales as we plan greater emphasis on the sale of jewelry. There are many internet retailers who provide similar goods and services as the Company, and it is possible that we may from time to time have discussions with one or more of such companies to determine potential areas of common interest, as well as discussions with other businesses which may or may not be synergistic with our current operations. Management has not as of this time had any discussions with any of such companies, except as related to possible sources of supply pertaining to our current business operations.

We have sustained losses to date and have only minimal cash on hand which is not sufficient to sustain operations. In order to achieve profitability, we will need to further implement our business plan by accelerating and expanding our operational plans. This will require us to secure additional equity and/or debt financing. One of our largest non-management shareholders who has previously provided us with certain debt financing has informally agreed to provide us with interim working capital to the extent it may be necessary or desired. We do not otherwise have any current agreements, arrangements or understandings for any other funding.

We have not engaged in any research and development since our inception in July 2005. We do not anticipate doing any product research and development during the next twelve month period or purchasing any significant plant or equipment during such time. We also do not expect any significant changes in the number of our employees.

The Internet and E-Commerce

Internet usage and e-commerce has grown at a significant rate in recent years, exceeding many industry projections. Every day, more companies find new ways to provide products and services electronically. The internet is changing the way businesses do business, from the acquisition and servicing of customers, to the management of their relations with suppliers, revolutionizing our access to information and the way we communicate, shop and entertain ourselves. While the numbers are still small, when compared to our overall economy, they are growing rapidly and provide more evidence that electronic commerce will continue to be an engine for substantial economic growth.

The internet’s development into a significant global medium for communication, content and commerce has led to substantial growth in online shopping and has provided companies with new opportunities to remove intermediaries from the traditional retail supply chain. According to U.S. Commerce Overview, 2004 to 1010, Forrester Research, Inc., online purchases by U.S. consumers are expected to continue to grow from approximately $145 billion in 2004 to approximately $316 billion by 2010. This increase can be attributed to factors such as growing awareness of the convenience of online shopping, an expanded range of products available online, improvements in security and electronic payment technology and increased access to broadband internet connections which facilitate online shopping.

Online commerce also offers a significant number or advantages to retailers. Managing and maintaining an online retailing website is generally less costly than operating multiple physical storefronts. Online retailers can efficiently market to a large and geographically diverse customer base while fulfilling sales from a single centralized location. Online retailers can also quickly react to changing consumer tastes and preferences by efficiently adjusting their featured selections, editorial content, shopping interfaces, and pricing and visual presentations. Online retailers can more easily compile demographic and behavioral data about their customers that increase opportunities for direct marketing and personalized services. These benefits must be evaluated, however, against a number of challenges to physically inspect, try or use the products and/or services being offered electronically to determine the products or services authenticity, and concerns about security and privacy.

Online Discounted Designer Merchandise

While, as reported in an article entitled “Point, Click and Strut” in the December 15, 2005 edition of The New York Times, that, five years prior, the failure of online luxury shopping was so dramatic that it was easy to deny its potential, such article pointed out that a number of multi-brand luxury shopping sites survived, including sites that offer discounted designer merchandise such as Ashford and Yoox, and Net-a-Porter.com, all of which exist today. Such article cited a November 2005 research report by Internet research company Forrester, to the effect that people have overcome their initial skepticism about selling luxury goods online, and that in Europe alone, the retail climate was changing so rapidly that the percentage of online consumers for apparel and accessories had increased from 5 percent to 16 percent in the 18 months prior to such report to 40 million Europeans, with the number anticipated to increase to 73 million people in 2009 in Europe alone.

Target Markets

Our target markets include men and women generally between the ages of approximately 18 and 40 who are comfortable shopping for and making purchases on the internet, who have disposable income for the purchase of authentic designer merchandise, including handbags, wallets, belts, watches and other personal accessories such as jewelry, and desire to purchase such merchandise at discounted prices compared to traditional retain establishments.

Sales, Marketing and Growth Strategy

Our sales, marketing and growth strategy is designed to establish the Company as a reliable source of discounted, authentic designer merchandise and personal accessories and drive shoppers to our website. Such strategy includes the updating of our website from time to time to foster continued user friendliness, and to add or change product line. For example, we have recently added various jewelry as additional available retail products.

We encourage users of our website to make inquiry of us if they desire a specific product from a particular manufacturer, including style and color. While we do not guarantee that we will be able to meet all requests, we are often able to assist users with their inquiry.

To encourage repeat customers, we offer a referral rewards program. If someone refers a customer to us, we provide such person with an additional 5% discount off of their next purchase from our website. On our order form, there is space available for the referred person to type in the referring person’s e-mail address. When we receive the referred person’s order, we then send an e-mail to the referring person advising that we have received such order, and provide the referring person an additional 5% savings on their next order with us.

For the fiscal year ended June 30, 2007, no single customer accounted for more than ten percent (10%) of customer sales.

Suppliers; Payment Terms

We seek to secure various authentic designer merchandise on a purchase order basis from various wholesale vendors with whom we have established relationships. We plan to maintain and foster such relationships and to establish and foster new relationships with additional wholesale vendors whom we plan to meet through word of mouth, trade shows, and through the internet. Payments are generally made to vendors by credit card and shipped per our request to customers who themselves have provided us their credit card information. In this way, we do not have to incur the expense of carrying inventory.

Technology

Our software is custom designed, which provides us with favorable search engine rankings frequently in a preferred location on a website search. We may from time to time further refine our search engine capabilities so as to possibly achieve even more favorable rankings.

Customer Service

We provide customer service through our website via e-mail communication to sales@imageofstyle.com. Order fulfillment is accomplished through the efforts of in-house personnel and drop shipment from suppliers. All sales transactions are made on a secure basis to assure consumer confidence.

Due to market fluctuations and changes in vendor inventory, we do not guarantee a price once a product is ordered. Prices are subject to change without notice in order to assure the most cost-effective situation for the customer and our business. If prices do increase due to market changes, we will contact the buyer to advise them of this change and process their credit information only after such contact has been established.

Competition

Retail sales of various products and services continue to expand over the internet and as such, we experience substantial competition from numerous competitors, many of whom have substantially greater market presence, branding, financial and other resources than the Company. Competitors for personal accessory luxury items include many well known “brick and mortar” retailers who also maintain retail web sites, as well as well financed and established discounts web based retailers of personal accessory luxury items that we presently offer and sell. Accordingly, no assurances are given that we will successfully compete.

Intellectual Property

We own our domain name imageofstyle.com and rely on a combination of trade secret protections, and confidentiality and non-disclosure agreements, as well as other contractual provisions to establish and protect our proprietary rights in intellectual property. Many of our competitors have proprietary intellectual property which has been patented, trademarked, service marked and copyrighted.

We plan to enter into non-disclosure and invention assignment agreements with our employees and outside consultants where appropriate. There can be no assurance, however, that any of such measures will protect us, that we will be able to prevent competitors from developing intellectual property or software with similar or superior functionality, or that third parties will not infringe upon or misappropriate our intellectual property rights. In any of such events, our business may be negatively affected. We believe, but cannot assure, that our intellectual property rights do not infringe on the proprietary rights of third parties. Litigation to pursue, as well as to defend against intellectual property infringement is expensive and time consuming with no assurances of a successful outcome.

Government Regulation

We are subject both directly and indirectly, to various laws and governmental regulation relating to our business operations. However, because the market for electronic commerce is relatively new and rapidly evolving, there are currently few laws or regulations directly applicable to commerce on the internet. Due to the increasing popularity and use of the internet and other commercial online services, it is possible that a number of laws and regulations may be adopted with respect to electronic commerce, covering issues such as privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The adoption of certain of these laws or regulations may have the effect of decreasing the growth of electronic commerce or increasing the cost of doing business on the internet. Also, the applicability to the internet and other commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, or the application of existing laws or regulations to the internet and other commercial online services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future laws and regulations may impede the growth of the internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content copyrights, distribution, electronic contacts, and other communications, consumer protection, the provision of online payment services, broadband residential internet access and the characteristics and quality of products and services. It is not clear how existing laws, governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may substantially harm our business and results of operations.

Employees, Staffing Plans; Consultants

Our current sole officer, director and employee is Howard N. Kahn, who serves as Chief Executive Officer, President, Secretary, Treasurer, and Principal Financial and Accounting Officer.

To the extent we may experience growth, we may also seek to retain the services of one or more additional sales and marketing personnel on a part or full time basis from working capital from operations.

Impact of Inflation

We do not generally expect inflation to have a material impact upon our operating results in the future. To the extent we experience cost increases and are not able to increase our price to clients to offset the costs, such cost increases will have to be recovered through operating efficiencies and improved gross profit margins. There can be no assurances that our business will not be so affected by inflation or that it will be able to absorb cost increases through operating efficiencies or through price adjustments to customers and remain competitive. In such event, our operating results may be adversely impacted.

Fluctuation in Quarterly Results

Our business is generally subject to fluctuations in quarterly results, as is customary in the retail business, and particularly within the apparel and personal accessory retail sale industry.

Item 2.

Description of Property.

Our business address is 2924 Davie Road, Suite 200, Davie, Florida 33314, and our telephone and telecopier numbers are (954) 321-0176 and (954) 321-0177, respectively. Such facilities, which comprise approximately 500 square feet, are provided to us on a rent-free basis by our Chief Executive Officer and President, Howard N. Kahn. Mr. Kahn is also our registered agent, located at the same address.

Item 3.

Legal Proceedings.

From time to time, we may be subject to lawsuits and claims, which may arise out of our operations and are incidental to our business. We are not subject to any current lawsuits or claims. In addition, no director, officer or affiliate of the Company and no owner of record or beneficial owner of more than five percent (5%) of the Company’s common stock or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

Item 4.

Submission of Matters to a Vote of Security Holders.

There have not been any submissions of matters to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is presently no market for our common stock and our common stock is not publicly traded. A Form 211 application has been submitted by a broker-dealer to the National Association of Securities Dealers, Inc. to have our common stock listed for trading on the Over-the-Counter Bulletin Board (“OTCBB’), which application is still currently pending. We cannot assure if or when our common stock may be approved for listing by the NASD on the OTCBB or, if listed, the extent, if at all, an active market may be developed or be sustained, if developed.

As of September 28, 2007, there were 53 holders of record of the Company’s common stock.

During the past three years, we sold the following securities without registering the securities under the Securities Act of 1933, as amended (“Securities Act”), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offerings:

An aggregate of 29,000,000 shares of common stock in August 2005 pursuant to Section 4(2) under the Securities Act to three persons and one entity for services rendered, valued at par value per share.

In February and March 2006, an aggregate of 1,000,000 shares of common stock pursuant to Rule 506 under the Securities Act to accredited investors, at a price of $.10 per share, for an aggregate of $100,000. An additional 10,000 shares were sold to an accredited investor in October 2006 at a price of $.10 per share for an aggregate of $1,000. All of such proceeds were used for working capital and general corporate purposes in furtherance of our business.

Common Stock

We have authorized 100,000,000 shares of common stock, par value $.00001 per share. As of the date hereof, 30,010,000 shares of common stock are issued and outstanding.

Each shareholder is entitled to one vote for each share of common stock owned of record. The holders of shares of common stock do not possess cumulative voting rights, which means that the holders of more than fifty percent of the outstanding shares voting for the election of directors can elect all of the directors, and in such event the holders of the remaining shares will be unable to elect any of the Company's directors. Action may be taken without a meeting if a written consent setting forth the action taken is signed by holders of not less than the minimum number of shares necessary to authorize the action if a meeting of all shares entitled to vote were present and voted. If such consent is obtained, within ten days thereof, written notice must be given to holders who did not so consent.

Holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the board of directors may from time to time determine. Upon the liquidation, dissolution, or winding up of the Company, the assets legally available for distribution to the shareholders will be distributable ratably among the holders of the shares outstanding at the time. Holders of the shares of common stock have no preemptive, conversion, or subscription rights, and shares are not subject to redemption. All outstanding shares of common stock are, and the shares being offered hereby will be, fully paid and non-assessable.

Preferred Stock

The Company has authorized 20,000,000 shares of “blank check” preferred stock available for issuance, par value $.00001 per share, none of which are issued and outstanding as of the date hereof.

The Company’s Board of Directors is authorized to issue such preferred stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions thereof. Accordingly, we may issue one or more series of preferred stock in the future that will have preference over our common stock with respect to the payment of dividends and upon our liquidation, dissolution or winding up or have voting or conversion rights which could adversely effect the voting power and percentage ownership of the holders of the preferred stock and common stock.

Dividend Policy

Holders of the Company’s common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. We intend for the foreseeable future to retain earnings, if any, for the future operation and expansion of our business and do not anticipate paying dividends on our shares of common stock for the foreseeable future.

Shares Eligible for Future Sale

There is currently no public market for any of our securities, and no assurances are given that a public trading market for our common stock will ever develop or be sustained if developed. A Form 211 application has been submitted by a broker-dealer to the National Association of Securities Dealers, Inc. to have our common stock listed for trading on the Over-the-Counter Bulletin Board (“OTCBB’) and/or Pink Sheets, which application is still currently pending. We cannot assure if or when our common stock may be approved for listing by the NASD on the OTCBB or, if listed, the extent, if at all, an active market may be developed or be sustained, if developed.

No prediction can be made of the effect that future market sales, if any, of shares of common stock or the availability of such shares for sale will have on any prevailing market price of the common stock following this offering.

As our shares of common stock may not ever be listed on NASDAQ, such shares will be subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sale practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of holders of the common stock to later sell such securities in the secondary market, if any.

Transfer Agent

The transfer agent for our common stock is Florida Atlantic Stock Transfer, Inc., which is located at 7130 Nob Hill Road, Tamarac, Florida 33321. Its telephone number is (954) 726-4954.

Anti-Takeover Provisions

Section 607.0902 of the Florida Business Corporation Act (the "Business Corporation Act") generally provides that certain transactions involving Control Shares (as defined below) of a corporation that has: (a) 100 or more shareholders: (b) its principal place of business, its principal office, or substantial assets in Florida, and (c) either (1) more than 10% of its shareholders residing in Florida, (2) more than 10% of its shares owned by Florida residents, or (3) 1,000 shareholders residing in Florida, must be approved by a majority of each class of voting securities of the corporation before the Control Shares will be granted any voting rights. "Control Shares" are defined in the Business Corporation Act to be shares acquired in a Control Share Acquisition (as defined below) that would entitle a person to exercise, either directly or indirectly, 20% or more of all of the voting power of the corporation's voting securities. A "Control Share Acquisition" is defined in the Business Corporation Act as an acquisition, either directly or indirectly, by any person of ownership of, or the power to direct the exercise of voting power with respect to, outstanding Control Shares. Section 607.0902 of the Business Corporation Act further provides that prior to the occurrence of a Control Share Acquisition involving a Florida corporation, such corporation's articles of incorporation or bylaws may specify that Section 607.0902 of the Florida Business Corporation Act shall not apply to a Control Share Acquisition involving the corporation. Our articles of incorporation expressly provide that the Company not be subject to Section 607.0902.

Indemnification of Officers and Directors

The Business Corporation Act, as well as the Company’s bylaws, contain provisions entitling directors and officers of the Company to indemnification from judgments, fines, amounts paid in settlement and reasonable expenses, including attorney's fees, as the result of an action or proceeding in which they may be involved by reason of being or having been a director or officer of the Company, provided said officers or directors acted in good faith.

In so far as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, or otherwise, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 6.

Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for our fiscal year ended June 30, 2007 and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

This Report on Form 10-KSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different form historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans,” and similar statements and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially form what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events, or otherwise.

Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: we have a limited operating history during which we have generated minimal revenues and losses to date; going concern considerations; our dependence on our sole officer and director who has other outside business activities and may therefore be unable to devote a majority of his time to the Company, possibly resulting in periodic disruptions in our operations; our lack of long term written agreements for the acquisition of the merchandise and personal accessory items we offer may adversely effect the availability and pricing of our goods, some of which may otherwise be difficult to obtain from time to time due to manufacturer and distributor efforts to restrict distribution of their products to discount retailers; our computer system and equipment may fail or experience delays or break-ins which could negatively impact our operations; we face substantial competition from both e-commerce and “brick and mortar” retailers, many of whom have substantially greater financial, sales and marketing resources and brand recognition than the Company; our operating results will be subject to seasonal fluctuations and adverse results in the fourth quarter of the calendar year will have a disproportionate impact on our results of operations for the year; we may have a need for additional capital to accelerate or expand our operations which may not be available; while a broker-dealer has submitted a Form 211 to the NASD for purposes of seeking approval to quote our common stock on the Over-the-Counter Bulletin Board or pink sheets, there are no assurances that such approval is forthcoming, that our shares of common stock will ever be so quoted, or if quoted, that an active market for our shares will exist, or be sustained; the Sarbanes Oxley Act has increased our accounting and administrative costs; and as may be further set forth in any press releases we may undertake, and other reports filed by us with the SEC. Many of such factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward looking statements contained in this Report will in fact occur. All forward looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

Overview

eLUXURYHOUSE, INC., a Florida corporation (referred to herein as “we,” “our,” or the “Company”) is an internet based retailer of authentic, designer merchandise and personal accessories, including jewelry, offered at discount prices. Our website is www.imageofstyle.com.

Our current plan of operation entails the continued pursuit of our current business model, with a greater emphasis on jewelry due to more limited product availability from suppliers for certain personal accessory items, and the continued operation of our website. Such more limited product availability from suppliers for certain personal accessory items appears to constitute a more current trend which has materially impacted our short-term liquidity. We cannot determine at this time the impact that such trend, if it were to continue, will have on our short-term and long-term liquidity and net sales as we plan greater emphasis on the sale of jewelry. There are many internet retailers who provide similar goods and services as the Company, and it is possible that we may from time to time have discussions with one or more of such companies to determine potential areas of common interest, as well as discussions with other businesses which may or may not be synergistic with our current operations. Management has not as of this time had any discussions with any of such companies, except as related to possible sources of supply pertaining to our current business operations.

We have sustained losses to date and have only minimal cash on hand as of the end of our most recent fiscal year which is not sufficient to sustain operations. In order to achieve profitability, we will need to further implement our business plan by accelerating and expanding our operational plans. This will require us to secure additional equity and/or debt financing. One of our largest non-management shareholders who has previously provided us with certain debt financing has informally agreed to provide us with interim working capital to the extent it may be necessary or desired. We do not otherwise have any current agreements, arrangements or understandings for any other funding.

We do not anticipate doing any product research and development during the next twelve-month period or purchasing any significant plant or equipment during such time. We also do not expect any significant changes in the number of our employees.

Results of Operations

Year Ended June 30, 2007 Compared to Year Ended Jun 30, 2006 (inception July 21, 2005)

Net sales for the year ended June 30, 2007 were $1,216, a decrease of $9,350 or approximately 88% from the year ended June 30, 2006 of $10,566. The reason for such decrease is attributable to more limited product availability from suppliers for certain personal accessory items, which trend we currently anticipate may continue. We therefore currently plan to further concentrate on jewelry sales.

Cost of sales for the year ended June 30, 2007 were $1,186, a decrease of $5,233 or approximately 82% from cost of sales for the year ended June 30, 2006 of $6,419. This decrease was due to a decrease in product sales.

Gross profit for the year ended June 30, 2007 was $30, a decrease of $4,117 or approximately 99% from the year ended June 30, 2006 of $4,147. Such decrease of gross profit was due to our reduced net sales for our last fiscal year.

Our total operating expenses for the fiscal year ended June 30, 2007 were $51,553, an increase of $20,199 or approximately 64% over our total operating expenses for the fiscal year ended June 30, 2006 of $31,354. This increase is primarily attributable to an increase of $20,382 in professional fees for the fiscal year ended June 30, 2007 to $25,682, compared to $5,300 for the fiscal year ended June 30, 2006, and to a lesser extent, an increase of $1,911 in depreciation and amortization to $15,802 for the fiscal year ended June 30, 2007 from $13,891for the fiscal year ended June 30, 2006. General and administrative expenses for the fiscal year ended June 30, 2007 were $10,069, a decrease of $2,094 from general and administrative expenses for the fiscal year ended June 30, 2006 of $12,163.

As a result of the foregoing, we incurred a loss from operations of $51,523 for the fiscal year ended June 30, 2007, an increase of $24,316 or approximately 89% compared to a net loss from operations of $27,207 for the fiscal year ended June 30, 2006.

Our net loss for the fiscal year ended June 30, 2007 was $51,284, an increase of $24,077 or approximately 88% compared to a net loss for the fiscal year ended June 30, 2006 of $27,207. Net loss per share, basic and diluted, for each of such fiscal years was $-0-.

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

As reflected in the financial statements appearing in this Report, we have sustained cumulative net losses of $78,491 and have a negative cash flow from operations. Our ability to continue as a going concern is dependent on our ability to raise additional funds and to further implement our business plan.

We have sustained losses to date and have only minimal cash on hand which is not sufficient to sustain operations. In order to achieve profitability, we will need to further implement our business plan by accelerating and expanding our operational plans. This will require us to secure additional equity and/or debt financing. One of our largest non-management shareholders who, together with another of our largest non-management shareholders, has previously and also recently provided us with certain debt financing, discussed below, has informally agreed to provide us with interim working capital to the extent it may be necessary or desired. We do not otherwise have any current agreements, arrangements or understandings for any other funding.

Our operations have been funded primarily by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement equity financing for $100,000 in gross proceeds that occurred in February and March of 2006. These funds have been utilized for working capital and general corporate purposes in furtherance of our business plan.

During the period from July 21, 2005 (inception) to June 30, 2006, two of our largest non-management shareholders provided advances to the Company in the aggregate amount of $36,500, which was repaid as of March 31, 2007. Each of such shareholders recently advanced the Company $10,000 for working capital purposes. Neither of such shareholders is obligated to make any additional advances to the Company if desired or required, except as discussed above.

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates during 2007 and 2006 include depreciable lives of equipment, amortization period for website development costs and the valuation allowance for deferred tax assets, primarily due to continuing losses.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company has no cash equivalents.

Inventory

Inventory at June 30, 2007 consists of finished goods purchased for resale totaling $602. Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. Any reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through company history, specific identification and consideration of prevailing economic and industry conditions. During the year ended June 30, 2007 or for the period from July 21, 2005 (inception) to June 30, 2006, respectively, there were no write-downs to net realizable value due to obsolescence.

Equipment

Machinery and equipment is stated at cost, less accumulated depreciation. Costs greater than $500 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which ranges from three to five years. The cost of maintenance and repairs is expensed as incurred.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the year ended June 30, 2007 or for the period from July 21, 2005 (inception) to June 30, 2006, respectively.

Website Development

The Company capitalizes and amortizes website development costs over an estimated useful life of three years.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including amounts due to related parties approximates fair value due to the relatively short period to maturity for this instrument.

Revenue Recognition

The Company follows the guidance of the SEC’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured.

The Company recognizes revenue from its retail sales of personal accessories via the internet when the product is shipped to the customer.

The Company also offers a three-day right of return on all goods purchased. For the year ended June 30, 2007 and for the period from July 21, 2005 (inception) to June 30, 2006, there were returns of $900 and $0, respectively. The Company has not estimated any additional sales returns based on historical or expected future results.

Advertising

Costs incurred for advertising are charged to operations as incurred. For the year ended June 30, 2007 and for the period from July 21, 2005 (inception) to June 30, 2006, advertising expense was

$147 and $1,800, respectively.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At year ended June 30, 2007 and for the period from July 21, 2005 (inception) to June 30, 2006, respectively, the Company did not have any dilutive securities.

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. At year ended June 30, 2007 or for the period from July 21, 2005 (inception) to June 30, 2006, respectively, the Company has not issued any stock based compensation.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Segment Information

The Company follows Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of and Enterprise and Related Information.” During 2007 and 2006, the Company only operated in one segment;therefore, segment information has not been presented.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company adopted SFAS No. 155 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109.” This Interpretation provides guidance for recognizing and measuring certain tax positions, as defined in FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the under funded or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB No.108”), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is June 30, 2007 for the Company. The Company adopted SAB No. 108 and it did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The Company will adopt SFAS No. 159 on July 1, 2007 and it is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Item 7.

Financial Statements.

The Company’s financial statements and the notes thereto appear on pages F-1 through F-13 of this Report.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

This information was previously disclosed in Forms 8-K filed by the Company with the SEC on June 26, 2007 and September 21, 2007.

Item 8A.

Controls and Procedures.

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15 (e) promulgated under the Exchange Act as of the end of the period covered by this Report to determine if such controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

Our management does not believe that a control system, no matter how well designed and operated, can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, with the Company have been detected.

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 8B.

Other Information.

Not applicable.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following person is our current director and executive officer as of the date hereof and has served in such positions since our formation.

Name	Age	Position

Howard N. Kahn	47	Chairman of the Board, Director, Chief Executive Officer, President, Secretary, Treasurer, Principal Financial and Accounting Officer

Mr. Howard N. Kahn, is a principal in the law firm of Kahn & Chenkin, a partnership of professional associations established in August 2002 located in Davie, Florida. The primary focus of Mr. Kahn’s legal practice involves commercial litigation. He has also gained extensive experience in real estate related matters, including the purchase and sale of real property, title matters and commercial leasing, as well as foreclosure and landlord-tenant actions. Mr. Kahn also devotes a portion of his practice to the representation of various professionals with respect to their private disability insurance claims. Prior to August 2002, Mr. Kahn was a shareholder in Cohen & Kahn, P.A. a law firm which was established in April 2001.

In February 2004, Mr. Kahn formed The Red Hot Shack, LLC and The Red Hot Shack 1, LLC, both Florida limited liability companies, for the purpose of owning and operating a restaurant known as the Red Hot Shack, which is located in Fort Lauderdale, Florida.

Mr. Kahn is also a member of Highland Title Company, LLC, a title insurance company in the State of Florida established in September 2004.

A former Certified Public Accountant, Howard N. Kahn is also an arbitrator for the National Association of Securities Dealers, Inc. Mr. Kahn received his law degree from the University of Illinois College of Law and his undergraduate degree from the University of Arizona. Mr. Kahn is licensed as an attorney in both Florida and Illinois.

None of our directors holds similar positions in any reporting company under the Exchange Act. Directors serve until the next annual meeting of the Company’s shareholders. Thereafter, Directors will be elected for one-year terms at the annual meeting.

No current director, person nominated to become a director, executive officer, promoter or control person of the Company has, within the past five years:

•

had any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Fees

We do not currently pay director fees to any of our directors, but may begin compensating outside directors at a reasonable fee to be determined for meetings attended at such time as we may have one or more outside directors. As Mr. Kahn serves as our sole director, Mr. Kahn undertakes directorship activities on an as needed basis.

Stock Option Plan

We do not currently have a stock option plan but may in the future adopt an incentive based employee stock option plan for senior management and key employees, the number of shares subject to and terms and conditions of which are still to be determined. Any future issuances of such options could dilute the voting rights, and economic interests of holders of common stock.

Advisory Board; Consultants

We may form an advisory board comprised of persons with related industry experience that may be compensated for serving in such capacity in cash and/or Company securities.

We may also from time to time retain various consultants on a part-time and/or project basis who may be compensated in such capacity in cash and/or Company securities.

Code of Ethics

We have not as yet adopted a code of ethics due to the small size of the Company. In the event the Company materially increases in size, management intends to consider the need for a code of ethics.

Audit Committee

We do not currently have an audit committee. The entire Board of Directors is currently acting as the audit committee. There is no “audit committee financial expert,” as such term is defined in rules and regulations of the SEC, currently serving on the Board of Directors. However, our sole director believes that he has sufficient knowledge and experience to fulfill his duties and obligations with respect to audit committee functions of the Board of Directors.

Item 10.

Executive Compensation.

Our sole “named executive officer,” as such term is defined in Item 402 (a)(2) of Regulation S-B, did not receive any compensation for services rendered in any capacity to the Company since our inception in July 2005 through our fiscal year ended June 30, 2007.

Mr. Kahn, our sole executive officer, is not subject to any long-term compensation or long-term incentive plan and has not been granted any stock options or SARs.

We have not granted any stock options to anyone since our inception in July 2005 nor have there been any stock option exercises in our fiscal year ended June 30, 2007.

We have not had any non-officer/executive employees since our inception, and therefore, no compensation was paid to any such persons as would otherwise have to be reported pursuant to Item 402 (a)(2) of Regulation S-B.

Compensation of Directors; Employment Agreements

Our sole officer and director does not receive any compensation for serving as a member of the board of directors. As of the date hereof, we have not entered into an employment agreement with our sole officer and do not intend to enter into any employment contracts for the foreseeable future as we do not currently anticipate the need for any additional senior level employees.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 28, 2007, we had 30,010,000 shares of our common stock issued and outstanding. The following table sets forth, as of September 28, 2007, the shares of common stock beneficially owned by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, by each officer and director, and by all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Howard N. Kahn (2)(3) c/o the Company	4,833,000	16.11%
Joseph Maenza 3550 Biscayne Boulevard Suite 310 Miami, Florida 33131	9,666,667	32.21%
Michael Wojnicki 406 Ambrience Drive Burs Ridge, Illinois 60527	9,666,667	32.21%
Kain & Valinsky, P.A. 750 SE Third Avenue, Suite 100 Fort Lauderdale, Fl 33316	4,833,000	16.11%
All Officers and Directors as a Group (1) person	4,833,333	16.11%

———————

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise noted, such person has sole voting, investment and dispositive power.

(2)

The address of the Company is 2924 Davie Road, Suite 200, Davie, Florida 33314.

(3)

Mr. Kahn is the Chairman of the Board, a Director, Chief Executive Officer, President, Secretary and Treasurer of the Company.

There is no arrangement or understanding currently known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control in the Company.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

The Director named above will serve until the next annual meeting of the Company’s shareholders. Thereafter, directors will be elected for one year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists as to any executive officer. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Howard N. Kahn, who is our sole executive officer and director, as well as Joseph Maenza and Michael Wojnicki, may be deemed to be promoters of the Company.

Our management as well as our three other largest shareholders, received their shares of common stock for nominal consideration for services rendered.

Joseph Maenza and Michael Wojnicki, who constitute our two largest non-management shareholders, previously advanced the Company funds aggregating $36,500 for working capital and general corporate purposes; $1,500 was unpaid at June 30, 2006. During the year ended June 30, 2007, the $1,500 was repaid.

Recently, each of Messrs. Maenza and Wojnicki advanced the Company $10,000 for working capital and general corporate purposes. Mr. Maenza has informally agreed to provide us with interim working capital to the extent it may be necessary or desired.

Item 13.

Exhibits.

(a) The following documents are filed herewith as exhibits or incorporated by reference:

Exhibit No.

Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

4.1

Specimen Stock Certificate (1)

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)

Incorporated by reference to exhibit of the same number filed by the Company with the SEC in Form SB-2, as amended, on February 14, 2007.

Item 14.

Principal Accounting Fees and Services.

Each of the following has served as the Company’s principal accountant:

Daszkal Bolton LLP

Berman & Company, P.A.

Their fees billed to the Company for the past two fiscal years are set forth below:

Daszkal Bolton LLP	2007	2006 (from inception, July 21, 2005)
Audit Fees	$-0-	$10,000
Audit-Related Fees	$19,500	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Berman & Company, P.A.	2007	2006 (from inception, July 21, 2005)
Audit Fees	$10,000	$-0-
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

Audit Fees

Includes fees for professional services for the audit of our annual financial statements, for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

Audit-Related Fees

Includes fees for assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

Includes fees for services rendered for tax compliance, advice and planning.

All Other Fees

Includes time and procedures related to change in independent accountants and research and assistance provided to the Company.

As of June 30, 2007, the Company did not have an audit committee, and the Company’s CEO and President pre-approved all fees of the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2007

eLuxuryhouse, Inc.

By:	/s/ Howard N. Kahn
Howard N. Kahn
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Howard N. Kahn	Chief Executive Officer, Principal Executive, Financial and Accounting Officer, Secretary and Chairman of the Board of Directors	October 15, 2007

INDEX TO FINANCIAL STATEMENTS

ELUXURYHOUSE, INC.

FINANCIAL STATEMENTS

JUNE 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

eLuxuryHouse, Inc.

We have audited the accompanying balance sheet of eLuxuryHouse, Inc., as of June 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of eLuxuryHouse, Inc. as of June 30, 2006 were audited by other auditors whose report dated November 15, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eLuxuryHouse, Inc., as of June 30, 2007, and the results of their operations, changes in stockholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $51,284 and net cash used in operations of $36,084 for the year ended June 30, 2007 and at June 30, 2007 has an accumulated deficit of $78,491. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman & Company, P.A.

Boca Raton, Florida

October 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

eLuxuryHouse, Inc.

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows for the period from July 21, 2005 (Inception) to June 30, 2006 of eLuxuryHouse, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations, changes in stockholders’ equity and cash flows for the period from July 21, 2005 (inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement the Company had a net loss of $27,207, a negative cash flow from operations of $13,026, relied on cash inflows from a private placement offering and advances from stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

November 15, 2006

eLuxuryHouse, Inc.

Balance Sheet

June 30, 2007

Assets

Current Assets
Cash	$2,776
Inventory	602
Total Current Assets	3,378

Equipment - net of accumulated depreciation of $1,582	4,691

Intangible asset - net of accumulated amortization of $28,111	15,889

Total Assets	$23,958

Liabilities and Stockholders’ Equity

Current Liabilities
Due to related parties	$1,159
Total Current Liabilities	1,159

Stockholders’ Equity
Preferred stock ($0.00001 par value, 20,000,000 shares authorized, authorized, none issued and outstanding)	—
Common stock ($0.00001 par value, 100,000,000 shares authorized, authorized, 30,010,000 shares issued and outstanding)	300
Additional paid in capital	100,990
Accumulated deficit	(78,491)
Total Stockholders’ Equity	22,799

Total Liabilities and Stockholders’ Equity	$23,958

See accompanying notes to financial statements

eLuxuryHouse, Inc.

Statements of Operations

	For the Year Ended June 30, 2007	For the Period from July 21, 2005 (inception) to June 30, 2006

Sales - net of sales allowances of $900 and $0, respectively	$1,216	$10,566

Cost of sales	1,186	6,419

Gross Profit	30	4,147

Operating Expenses
Amortization	14,667	13,444
Depreciation	1,135	447
Professional fees	25,682	5,300
General and administrative	10,069	12,163

Total Operating Expenses	51,553	31,354

Loss from Operations	(51,523)	(27,207)

Other Income
Interest income	239	—
Total Other Income	239	—

Net Loss	$(51,284)	$(27,207)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year/period - basic and diluted	30,007,123	28,412,355

See accompanying notes to financial statements

eLuxuryHouse, Inc.

Statement of Changes in Stockholders' Equity

For the Year Ended June 30, 2007 and for the period from July 21, 2005 (Inception) to June 30, 2006

	Common Stock, $.00001 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Issuance of common stock for services ($0.00001/share)	29,000,000	$290	$—	$—	$290

Issuance of common stock for cash ($0.10/share)	1,000,000	10	99,990	—	100,000

Net loss, 2006	—	—	—	(27,207)	(27,207)

Balance June 30, 2006	30,000,000	300	99,990	(27,207)	73,083

Issuance of common stock for cash ($0.10/share)	10,000	—	1,000	—	1,000

Net loss, 2007	—	—	—	(51,284)	(51,284)

Balance June 30, 2007	30,010,000	$300	$100,990	$(78,491)	$22,799

eLuxuryHouse, Inc.

Statement of Cash Flows

	For the Year Ended June 30, 2007	For the Period from July 21, 2005 (inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,284)	$(27,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	14,667	13,444
Depreciation	1,135	447
Stock issued for services	—	290
Changes in operating assets and liabilities:
Inventory	(602)	—
Net Cash Used In Operating Activities	(36,084)	(13,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property and equipment	(3,593)	(2,680)
Cash paid for acquisition of intangible asset	—	(20,000)
Net Cash Used in Investing Activities	(3,593)	(22,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,000	100,000
Advances - related parties	1,159	36,500
Repayment of notes payable	(8,000)	(16,000)
Repayment of loans payable - related party	(1,500)	(35,000)
Net Cash Provided By Financing Activities	(7,341)	85,500

Net Increase (Decrease) in Cash	(47,018)	49,794

Cash - Beginning of Year/Period	49,794	—

Cash - End of Year/Period	$2,776	$49,794

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$—	$—
Interest	$—	$—

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Issuance of note payable in connection with acquisition of intangible	$—	$24,000

eLuxuryHouse, Inc.

Notes to Financial Statements

June 30, 2007

1.

Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

eLuxuryHouse, Inc. was incorporated in the State of Florida on July 21, 2005 for the principal purpose of conducting retail sales over the internet. The Company is an internet-based retailer of authentic designer merchandise including handbags, wallets, belts, watches, jewelry and other personal accessories offered at discount prices.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates during 2007 and 2006 include depreciable lives of equipment, amortization period for website development costs and the valuation allowance for deferred tax assets, primarily due to continuing losses.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company has no cash equivalents.

Inventory

Inventory at June 30, 2007 consists of finished goods purchased for resale totaling $602. Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. Any reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through company history, specific identification and consideration of prevailing economic and industry conditions. During the year ended June 30, 2007 or for the period from July 21, 2005 (inception) to June 30, 2006, respectively, there were no write-downs to net realizable value due to obsolescence.

Equipment

Machinery and equipment is stated at cost, less accumulated depreciation. Costs greater than $500 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which ranges from three to five years. The cost of maintenance and repairs is expensed as incurred.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the year ended June 30, 2007 or for the period from July 21, 2005 (inception) to June 30, 2006, respectively.

eLuxuryHouse, Inc.

Notes to Financial Statements

June 30, 2007

Website Development

The Company capitalizes and amortizes website development costs over an estimated useful life of three years.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including amounts due to related parties approximates fair value due to the relatively short period to maturity for this instrument.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured.

The Company recognizes revenue from its retail sales of personal accessories via the internet when the product is shipped to the customer.

The Company also offers a three-day right of return on all goods purchased. For the year ended June 30, 2007 and for the period from July 21, 2005 (inception) to June 30, 2006, there were returns of $900 and $0, respectively. The Company has not estimated any additional sales returns based on historical or expected future results and there were no sales subject to return at June 30, 2007.

Advertising

Costs incurred for advertising are charged to operations as incurred. For the year ended June 30, 2007 and for the period from July 21, 2005 (inception) to June 30, 2006, advertising expense was $147 and $1,800, respectively.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At year ended June 30, 2007 and for the period from July 21, 2005 (inception) to June 30, 2006, respectively, the Company did not have any dilutive securities.

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. At year ended June 30, 2007 or for the period from July 21, 2005 (inception) to June 30, 2006, respectively, the Company has not issued any stock based compensation.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Segment Information

eLuxuryHouse, Inc.

Notes to Financial Statements

June 30, 2007

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2007 and 2006, the Company only operated in one segment; therefore, segment information has not been presented.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company adopted SFAS No. 155 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109.” This Interpretation provides guidance for recognizing and measuring certain tax positions, as defined in FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the under funded or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB No.108”), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is June 30, 2007 for the Company. The Company adopted SAB No. 108 and it did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be

eLuxuryHouse, Inc.

Notes to Financial Statements

June 30, 2007

applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The Company will adopt SFAS No. 159 on July 1, 2007 and it is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

2.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $51,284 and net cash used in operations of $36,084 for the year ended June 30, 2007 and at June 30, 2007 has an accumulated deficit of $78,491.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets. The Company has generated minimal sales since July 21, 2005 (inception). The Company will require additional funding during the next twelve months to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

3.

Equipment

During the year ended June 30, 2007, the Company purchased computer equipment for $3,593.

At June 30, 2007, equipment consists of various computer and office equipment as follows:

Equipment	$6,273
Less: accumulated depreciation	(1,582)

Equipment, net	$4,691

4.

Intangible Asset

During August 2005, the Company acquired certain assets of IOS Interactive, Inc. ("IOS") that comprised a website ImageofStyle.com for $44,000. The Company paid $20,000 at closing, and issued a $24,000 promissory note for the balance. The note was non-interest bearing, unsecured and due in October 2006. Payments due to the seller were scheduled to be $2,000 per month.

At June 30, 2006, the Company owed $8,000. The note was repaid in full as of June 30, 2007.

eLuxuryHouse, Inc.

Notes to Financial Statements

June 30, 2007

At June 30, 2007, intangible asset is as follows:

Website	$44,000
Less: accumulated amortization	(28,111)

Intangible, net	$15,889

Remaining amortization on the purchase price of the website will be expensed as follows in the years ending June 30:

2008	$14,667
2009	1,222
$15,889

5.

Related Party Transactions

During the period from July 21, 2005 (Inception) to June 30, 2006, two of the Company's stockholders provided advances to the Company aggregating $36,500. As of June 30, 2006, the amounts unpaid were $1,500. During the year ended June 30, 2007, the $1,500 was repaid.

During 2007, the Company received an aggregate $1,159 from two related party stockholders. The advances were non-interest bearing, unsecured and due on demand.

6.

Stockholders’ Equity

(A)

Stock issued for services

On August 1, 2005, the Company issued an aggregate 29,000,000 shares of common stock having a fair value of $290 ($0.00001/share) to its founders for services rendered.

(B)

Stock issued for cash

During February and March 2006, the Company issued an aggregate 1,000,000 shares of common stock for $100,000 ($0.10/share).

In October 2006, the Company issued 10,000 shares of common stock for $1,000 ($0.10/share).

7.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward, for tax purposes, totaling $78,491 at June 30, 2007 expiring through the year 2027. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

eLuxuryHouse, Inc.

Notes to Financial Statements

June 30, 2007

Significant deferred tax assets at June 30, 2007 are as follows:

Gross deferred tax assets:
Non-deductible stock issued for services	$109
Net operating loss carryforwards	29,427
Total deferred tax assets	29,536
Less: valuation allowance	(29,536)
Net deferred tax asset recorded	$—

The valuation allowance at June 30, 2006 was $10,238. The net change in valuation allowance during the year ended June 30, 2007 was an increase of $19,298. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that, some portion or not all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2007.

The actual tax benefit differs from the expected tax benefit for the year ended June 30, 2007 and for the period from July 21, 2005 (inception) to June 30, 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.50% for state income taxes, a blended rate of 37.63%) as follows:

	June 30, 2007	June 30, 2007
Expected tax expense (benefit )– Federal	$(16,478)	$(8,742)
Expected tax expense (benefit) – State	(2,820)	(1,496)
Change in valuation allowance	19,298	10,238
Actual tax expense (benefit )	$—	$—

8.

Subsequent Events

Related Party

During August and September 2007, two related party stockholders loaned the Company an aggregate of $20,000. The loans are non-interest bearing, unsecured and due on demand.