Form 10QSB
period 2007-09-30
ELUXURYHOUSE INC
filed 2007-11-27
CIK 1354582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

eLUXURYHOUSE, INC.

 (Exact name of small business issuer as specified in its charter)

———————

Florida	333-140717	###-##-####
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2924 Davie Road, Suite 200

Davie, Florida 33314

(Address of Principal Executive Office) (Zip Code)

(954) 321-0176

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to

file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the		Yes	X	No
Act).
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2007, there are 30,010,000 shares of common stock, par value $.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one)		Yes	x	No

eLUXURY HOUSE, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

ELUXURYHOUSE, INC.

BALANCE SHEET

SEPTEMBER 30, 2007

(UNAUDITED)

Assets

Current Assets
Cash	$12,357

Total Current Assets	12,357

Equipment - net of accumulated depreciation of $1,895	4,377

Intangible asset - net of accumulated amortization of $31,778	12,222

Total Assets	$28,956

Liabilities and Stockholders’ Equity

Current Liabilities
Accrued expenses	$8,868
Loans payable - related parties	20,000
Total Current Liabilities	28,868

Stockholders’ Equity
Preferred stock ($0.00001 par value, 20,000,000 shares authorized, authorized, none issued and outstanding)	—
Common stock ($0.00001 par value, 100,000,000 shares authorized, authorized, 30,010,000 shares issued and outstanding)	300
Additional paid in capital	100,990
Accumulated deficit	(101,202)
Total Stockholders’ Equity	88

Total Liabilities and Stockholders’ Equity	$28,956

ELUXURYHOUSE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Sales - net of sales allowances of $0 and $889, respectively	$760	$1,132

Cost of sales	602	691

Gross Profit	158	441

Operating Expenses
Amortization	3,667	3,667
Depreciation	314	134
Professional fees	15,367	—
General and administrative	3,521	11,880

Total Operating Expenses	22,869	15,681

Loss from Operations	(22,711)	(15,240)

Other Income
Dividend Income	—	95
Total Other Income	—	95

Net Loss	$(22,711)	$(15,145)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	30,010,000	30,000,000

ELUXURYHOUSE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,711)	$(15,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,667	3,667
Depreciation	314	134
Changes in operating assets and liabilities:
Inventory	603	—
Accrued expenses	8,867	—
Net Cash Used In Operating Activities	(9,260)	(11,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	20,000	—
Repayment of advances - related parties	(1,159)	—
Repayment of notes payable	—	(8,000)
Repayment of loans payable - related party	—	(1,500)
Net Cash Provided By (Used In) Financing Activities	18,841	(9,500)

Net Increase (Decrease) in Cash	9,581	(20,844)

Cash - Beginning of Period	2,776	49,794

Cash - End of Period	$12,357	$28,950

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$—	$—
Interest	$—	$—

Supplemental Disclosure of Non Cash Investing and Financing Activities:

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and footnotes of the Company for the year ending June 30, 2007, included in the Company's Form 10-KSB.

Note 2

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates during 2007 and 2006 include depreciable lives of equipment, amortization period for website development costs and the valuation allowance for deferred tax assets, primarily due to continuing losses.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2007, the Company had no cash equivalents.

Inventory

Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. Any reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through company history, specific identification and consideration of prevailing economic and industry conditions. At September 30, 2007, the Company had no inventory.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007

(UNAUDITED)

Note 2

Nature of Operations and Summary of Significant Accounting Policies (Continued)

Equipment

Machinery and equipment is stated at cost, less accumulated depreciation. Costs greater than $500 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which ranges from three to five years. The cost of maintenance and repairs is expensed as incurred.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three months ended September 30, 2007 and 2006, respectively.

Website Development

The Company capitalizes and amortizes website development costs over an estimated useful life of three years.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including notes due to related parties approximates fair value due to the relatively short period to maturity for this instrument.

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

The Company also offers a three-day right of return on all goods purchased. For the three months ended September 30, 2007 and 2006, there were returns of $0 and $889, respectively. The Company has not estimated any additional sales returns based on historical or expected future results and there were no sales subject to return at September 30, 2007.

Advertising

Costs incurred for advertising are charged to operations as incurred. For the three months ended September 30, 2007 and 2006, advertising expense was $180 and $360, respectively.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2007 and 2006, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007

(UNAUDITED)

Note 2

Nature of Operations and Summary of Significant Accounting Policies (Continued)

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. For the three months ended September 30, 2007 and 2006, respectively, the Company has not issued any stock based compensation.

Segment Information

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

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007

(UNAUDITED)

Note 2

Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements (Continued)

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

Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. These reclassifications had no effect on the financial position, results of operations or cash flows.

Note 3

Going Concern

As reflected in the accompanying unaudited financial statements, the Company has a net loss of $22,711 and net cash used in operations of $9,260 for the three months ended September 30, 2007 and at September 30, 2007 has a working capital deficit of $16,510 and accumulated deficit of $101,201.

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

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007

(UNAUDITED)

Note 4

Related Party Transactions

During the three months ended September 30, 2007, the Company received an aggregate $20,000 from two related party stockholders. The loans were non-interest bearing, unsecured and due on demand.

During the three months ended September 30, 2007, the Company repaid advances of $1,159 to two related party stockholders.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2007 and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

This Report on Form 10-QSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans,” and similar statements and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our current plan of operation entails the continued pursuit of our current business model, with a greater emphasis on jewelry due to more limited product availability from suppliers for certain personal accessory items, and the continued operation of our website. Such more limited product availability from suppliers for certain personal accessory items continues as a previously identified trend which has materially impacted our short-term liquidity in that we did not have any net sales in the fiscal quarter that is the subject of this Report. We cannot determine at this time the impact that such trend, if it were to continue, will have on our short-term and long-term liquidity and net sales as we plan greater emphasis on the sale of jewelry. There are many internet retailers who provide similar goods and services as the Company, and it is possible that we may from time to time have discussions with one or more of such companies to determine potential areas of common interest, as well as discussions with other businesses which may or may not be synergistic with our current operations. Management has not as of this time had any discussions with any of such companies, except as related to possible sources of supply pertaining to our current business operations.

We have sustained losses to date and had only minimal cash on hand as of the end of our most recent fiscal quarter which is not sufficient to sustain operations. In order to achieve profitability, we will need to further implement our business plan by accelerating and expanding our operational plans. This will require us to secure additional equity and/or debt financing. One of our largest non-management shareholders who has previously provided us with certain debt financing has informally agreed to provide us with interim working capital to the extent it may be necessary to cover our fixed operating costs. We do not otherwise have any current agreements, arrangements or understandings for any other funding.

We do not anticipate doing any product research and development during the next twelve month period or purchasing any significant plant or equipment during such time. We also do not expect any significant changes in the number of our employees.

Plan of Continuing Operations

In furtherance of our continuing operations, we plan to do the following:

1.

Continue to operate and update our personal accessory retail goods website, with product offering updates reflected based upon product availability.

2.

Continue to engage our website host operator and our website designer to from time to time modify our website in consultation with management with a view to enhancing the consumer shopping and buying experience.

3.

Continue to engage the services as needed or desired third party personnel to from time to time maximize search engine enhancement of our retail website.

4.

Continue to source consumer accessory products, including sourcing jewelry vendors (in locales such as Taxco, Mexico, a generally well known source for silver jewelry), with a view toward securing consumer accessory products from such vendors for offer and sale on our retail website.

5.

Our goal with respect to securing additional product vendors is to secure up to three (3) to five (5) different product vendors each quarter over the next twelve months, or alternatively, a lesser number of vendors who instead may each offer distinct different multiple products for purchase and sale, including possibly, on a consignment basis with a fee paid to the Company for facilitating sales transactions.

6.

Continue to communicate with and responding to visitors to our retail website and persons who otherwise express interest in our business and product offering. Such communication is expected to be both through the internet, telephone calls and in some instances, written mail.

7.

Seek to raise additional equity and/or debt capital to purchase inventory and expand our product range.

8.

All business functions will continue to be coordinated and managed by our Chief Executive Officer, Howard N. Kahn. He will continue to be our sole employee on a part –time basis for the foreseeable future, subject to an evaluation of additional employee need depending upon product sales.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net sales for the three months ended September 30, 2007 were $760, a decrease of $372, or approximately 33% from the three months ended September 30, 2006 of $1,132. The reason for such decrease is attributable to more limited product availability from suppliers for certain personal accessory items, which trend we currently anticipate may continue. We therefore currently plan to further concentrate on jewelry sales.

Cost of sales for the quarter ended September 30, 2007 were $602, a decrease of $89 or approximately 13% from the September 30, 2006 quarter cost of sales of $691. This decrease was due to our reduced sales for the same period.

Gross profit for the three months ended September 30, 2007 was $158, a decrease of $283 or approximately 64% from the three months ended September 30, 2006 of $441. Such decrease of gross profit was due to our reduced sales during such quarter.

Our total operating expenses for the three months ended September 30, 2007 were $22,869, an increase of $7,188 or approximately 46% over our total operating expenses for the three months ended September 30, 2006 of $15,681. This increase is primarily attributable to an increase of $15,367 in professional fee expenses for the three months ended September 30, 2007 to $15,367, compared professional fee expenses of $-0- for the three months ended September 30, 2006. General and administrative expenses for the three months ended September 30, 2007 were $3,521, a decrease of $8,359 or approximately 70% from our general and administrative expenses of $11,880 for the three months ended September 30, 2006.

As a result of the foregoing, we incurred a loss from operations of $22,711 for the quarter ended September 30, 2007, an increase in loss from operations of $7,471,or approximately 49%, compared to a loss from operations of $15,240 for the quarter ended September 30, 2006.

Our net loss for the quarter ended September 30, 2007 was $22,711compared to a net loss for the quarter ended September 30, 2006 of $15,145. Net loss per share, basic and diluted, for each of such three month quarters was $-0-.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

Our unaudited financial statements prepared appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our financial statements will be materially effected.

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of $22,711 and net cash used in operations of $9,260 for the three months ended September 30, 2007 and at September 30, 2007 had a working capital deficit of $16,510 and accumulated deficit of $101,201. Our ability to continue as a going concern is dependent on our ability to raise additional funds and to further implement our business plan.

We have sustained losses to date and have only minimal cash on hand which is not sufficient to sustain operations. In order to achieve profitability, we will need to further implement our business plan by accelerating and expanding our operational plans. This will require us to secure additional equity and/or debt financing. One of our largest non-management shareholders who, together with another of our largest non-management shareholders, has previously and also recently provided us with certain debt financing, discussed below, has informally agreed to provide us with interim working capital to the extent it may be necessary to cover our fixed operating costs. We do not otherwise have any current agreements, arrangements or understandings for any other funding.

Our operations have been funded primarily by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement equity financing for $100,000 in gross proceeds that occurred in February and March of 2006. These funds have been used for working capital and general corporate purposes in furtherance of our business plan.

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

Item 3.

Controls and Procedures.

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15 (e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Report to determine if such controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

From time to time, we may be subject to lawsuits and claims, which may arise out of our operations and are incidental to our business. We are not subject to any current lawsuits or claims.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

31.1

Certification – filed herewith

32.1

Section 1350 Certification – Filed herewith

SIGNATURES

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 26, 2007

eLUXURY HOUSE, INC.

By:	/s/ HOWARD N. KAHN
Howard N. Kahn, President, Principal Executive, Financial and Chief Accounting Officer