Form 10QSB
period 2007-12-31
ELUXURYHOUSE INC
filed 2008-02-12
CIK 1354582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2007
Or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 31, 2008, there are 30,010,000 shares of common stock, par value $.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one)		Yes	X	No

eLUXURY HOUSE, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

1

Balance Sheet as of December 31, 2007

1

Statements of Operations for the three and six months ended December 31, 2007 and 2006

2

Statements of Cash Flows for the six months ended December 31, 2007 and 2006

3

Notes To Financial Statements (Unaudited)

4

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.     Controls and Procedures.

11

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

12

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

12

Item 3.     Defaults Upon Senior Securities.

12

Item 4.     Submission of Matters to a Vote of Security Holders.

12

Item 5.     Other Information.

12

Item 6.     Exhibits.

12

SIGNATURES

13

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

eLuxuryHouse, Inc.

Balance Sheet
December 31, 2007

(unaudited)

Assets

Current Assets
Cash	$237

Total Current Assets	237

Equipment - net of accumulated depreciation of $2,209	4,063

Intangible asset - net of accumulated amortization of $35,445	8,555

Total Assets	$12,855

Liabilities and Stockholders’ Deficit

Current Liabilities
Loans payable - related parties	27,000

Total Current Liabilities	27,000

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized, authorized, none issued and outstanding)	—
Common stock ($0.00001 par value, 100,000,000 shares authorized, authorized, 30,010,000 shares issued and outstanding)	300
Additional paid in capital	100,990
Accumulated deficit	(115,435)
Total Stockholders’ Deficit	(14,145)

Total Liabilities and Stockholders’ Deficit	$12,855

See accompanying notes to unaudited financial statements

eLuxuryHouse, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
Sales	$1,615	$—	$2,375	$1,132

Cost of sales	1,470	—	2,072	691

Gross Profit	145	—	303	441

Operating Expenses
General and administrative	14,378	11,104	37,247	26,785
Total Operating Expenses	14,378	11,104	37,247	26,785

Loss from Operations	(14,233)	(11,104)	(36,944)	(26,344)

Other Income
Dividend Income	—	120	—	215
Total Other Income	—	120	—	215

Net Loss	$(14,233)	$(10,984)	$(36,944)	$(26,129)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	30,010,000	30,004,293	30,010,000	30,004,293

See accompanying notes to unaudited financial statements

eLuxuryHouse, Inc.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,944)	$(26,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,334	7,334
Depreciation	628	268
Changes in operating assets and liabilities:
Inventory	602	—
Net Cash Used In Operating Activities	(28,380)	(18,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	1,000
Proceeds from loans payable - related parties	27,000	—
Repayment of advances - related parties	(1,159)	—
Repayment of notes payable	—	(8,000)
Repayment of loans payable - related party	—	(1,500)
Net Cash Provided By (Used In) Financing Activities	25,841	(8,500)

Net Increase (Decrease) in Cash	(2,539)	(27,027)

Cash - Beginning of Period	2,776	49,794

Cash - End of Period	$237	$22,767

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$—	$—
Interest	$—	$—

See accompanying notes to unaudited financial statements

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2007, the Company had no cash equivalents.

Inventory

Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. Any reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through company history, specific identification and consideration of prevailing economic and industry conditions. At December 31, 2007, the Company had no inventory.

Equipment

Machinery and equipment is stated at cost, less accumulated depreciation. Costs greater than $500 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which ranges from three to five years. The cost of maintenance and repairs is expensed as incurred.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three and six months ended December 31, 2007 and 2006, respectively.

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

The Company also offers a three-day right of return on all goods purchased. For the three and six months ended December 31, 2007 and 2006, respectively, there were no returns. The Company has not estimated any additional sales returns based on historical or expected future results and there were no sales subject to return at December 31, 2007.

Advertising

Costs incurred for advertising are charged to operations as incurred. For the three and six months ended December 31, 2007 and 2006, advertising expense was $0, $0, $360 and $720, respectively.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2007 and 2006, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. For the three and six months ended December 31, 2007 and 2006, respectively, the Company has not issued any stock based compensation.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2007 and 2006, the Company only operated in one segment; therefore, segment information has not been presented.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of 2009.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of this standard will impact any acquisitions completed after July 1, 2009.

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

Note 3 Going Concern

As reflected in the accompanying unaudited financial statements, the Company has a net loss of $36,944 and net cash used in operations of $28,380 for the six months ended December 31, 2007 and at December 31, 2007 has a working capital deficit of $26,763, an accumulated deficit of $115,435 and a stockholders’ deficit of $14,145.

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

Note 4 Related Party Transactions

During the six months ended December 31, 2007, the Company received an aggregate $27,000 from two related party stockholders. The loans were non-interest bearing, unsecured and due on demand.

During the six months ended December 31, 2007, the Company repaid advances of $1,159 to two related party stockholders.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the six months ended December 31, 2007 and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

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

Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: we have a limited operating history during which we have generated minimal revenues and losses to date; going concern considerations; our dependence on our sole officer and director who has other outside business activities and may therefore be unable to devote a majority of his time to the Company, possibly resulting in periodic disruptions in our operations; our lack of long term written agreements for the acquisition of the merchandise and personal accessory items we offer may adversely effect the availability and pricing of our goods, some of which may otherwise be difficult to obtain from time to time due to manufacturer and distributor efforts to restrict distribution of their products to discount retailers; our computer system and equipment may fail or experience delays or break-ins which could negatively impact our operations; we face substantial competition from both e-commerce and “brick and mortar” retailers, many of whom have substantially greater financial, sales and marketing resources and brand recognition than the Company; our operating results will be subject to seasonal fluctuations and adverse results in the fourth quarter of the calendar year will have a disproportionate impact on our results of operations for the year; we have a need for additional capital to accelerate or expand our operations which may not be available; while a broker-dealer has submitted a Form 211 to the Financial Industry Regulatory Authority (FINRA) for purposes of seeking approval to quote our common stock on the Over-the-Counter-Bulletin Board or the Pink Sheets, there are no assurances that such approval is forthcoming, that our shares of common stock will ever be so quoted, or if quoted, that an active market for our shares will exist, or be sustained; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and as may be further set forth in any press releases we may undertake, and other reports filed by us with the Securities and Exchange Commission (“SEC”). Many of such factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

Overview

eLUXURYHOUSE, INC., a Florida corporation (referred to herein as “we,” “our,” or the “Company”) is an internet based retailer of authentic, designer merchandise and personal accessories, offered at discount prices. Our website is www.imageofstyle.com.

Our current plan of operation entails the continued pursuit of our current business model, with a continued greater emphasis on jewelry due to more limited product availability from suppliers for certain personal accessory items, and the continued operation of our website. Such more limited product availability from suppliers for certain personal accessory items continues as a previously identified trend which has materially impacted our liquidity. We cannot determine at this time the impact that such trend, if it were to continue, will have on our short-term and long-term liquidity and net sales. We have placed and continue to place greater emphasis on the sale of jewelry, which has resulted in retail jewelry sales in the fiscal quarter that is the subject of this Report. There are many internet retailers who provide similar goods and services as the Company, and it is possible that we may from time to time have discussions with one or more of such companies to determine potential areas of common interest, as well as discussions with other businesses which may or may not be synergistic with our current operations. Management has not as of this time had any discussions with any of such companies, except as related to possible sources of supply pertaining to our current business operations.

We have sustained losses to date and had only minimal cash on hand as of the end of our most recent fiscal quarter, which is not sufficient to sustain operations. In order to achieve profitability, we will need to further implement our business plan by accelerating and expanding our operational plans. This will require us to secure additional equity and/or debt financing. One of our largest non-management shareholders who has previously provided us with certain debt financing has informally agreed to provide us with interim working capital to the extent it may be necessary to cover our fixed operating costs. We do not otherwise have any current agreements, arrangements or understandings for any other funding.

We do not anticipate doing any product research and development during the next twelve month period or purchasing any significant plant or equipment during such time. We also do not expect any significant changes in the number of our employees.

Plan of Continuing Operations

In furtherance of our continuing operations, we currently plan to do the following:

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

4.

Continue to source consumer accessory products, including sourcing jewelry vendors (in locales such as Taxco, Mexico, a generally well known source for silver jewelry), with a view toward securing consumer accessory products from such vendors for offer and sale on our retail website; we have made inspection of certain jewelry lines and plan to add certain of these lines to our website.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Sales for the three months ended December 31, 2007 were $1,615, an increase of $1,615, or 100% from the three months ended December 31, 2006 of $0. The reason for such increase is attributable to general seasonality and holiday consumer sales trends, but we may see continued weakness in product availability from suppliers for certain personal accessory items.

Cost of sales for the quarter ended December 31, 2007 were $1,470, an increase of $1,470, or 100% from the three months ended December 31, 2006 quarter cost of sales of $0. This increase was due to our increased sales for the same period and increased cost from suppliers.

Gross profit for the three months ended December 31, 2007 was $145, an increase of $145, or 100% from the three months ended December 31, 2006 of $0. Such increase of gross profit was due to our increased sales during such quarter.

Our total operating expenses for the three months ended December 31, 2007 were $14,378, an increase of $3,274 or approximately 29.5% over our total operating expenses for the three months ended December 31, 2006 of $11,104. This increase is primarily attributable to an increase of $8,975 in professional fee expenses for the three months ended December 31, 2007 to $8,975, compared to professional fee expenses of $-0- for the three months ended December 31, 2006. Depreciation and amortization expenses for the three months ended December 31, 2007 were $3,981, an increase of $180 or approximately 4.7%, which was attributable to increase in depreciation, from our depreciation and amortization expenses of $3,801 for the three months ended December 31, 2006.

As a result of the foregoing, we incurred a loss from operations of $14,233 for the three months ended December 31, 2007, an increase in loss from operations of $3,129,or approximately 28.2%, compared to a loss from operations of $11,104 for the three months ended December 31, 2006.

Our net loss for the three months ended December 31, 2007 was $14,233, an increase of $3,249, or 29.6% compared to a net loss for the three months ended December 31, 2006 of $10,984. Net loss per share, basic and diluted, for each of such three-month quarters was $-0-.

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

Sales for the six months ended December 31, 2007 were $2,375, an increase of $1,243, or approximately 109.81% from the six months ended December 31, 2006 of $1,132. The reason for such increase is attributable to general seasonality and holiday consumer sales trends, but we may see continued weakness in product availability from suppliers for certain personal accessory items.

Cost of sales for the six months ended December 31, 2007 were $2,072, an increase of $1,381 or approximately 199.86% from the six months ended December 31, 2006 quarter cost of sales of $691. This increase was due to our increased sales for the same period and increased cost from suppliers.

Gross profit for the six months ended December 31, 2007 was $303, a decrease of $138 or approximately 31.3% from the six months ended December 31, 2006 of $441. Such decrease of gross profit was due to our increase in cost of sales during such quarter.

Our total operating expenses for the six months ended December 31, 2007 were $37,247, an increase of $10,462, or approximately 39.1% over our total operating expenses for the six months ended December 31, 2006 of $26,785. This increase is primarily attributable to an increase of $24,342 in professional fee expenses for the six months ended December 31, 2007 to $24,342, compared professional fee expenses of $-0- for the six months ended December 31, 2006. Depreciation and amortization expenses for the six months ended December 31, 2007 were $7,962, an increase of $360 or approximately 4.7%, which was attributable to increase in depreciation, from our depreciation and amortization expenses of $7,602 for the six months ended December 31, 2006.

As a result of the foregoing, we incurred a loss from operations of $36,944 for the six months ended December 31, 2007, an increase in loss from operations of $10,600,or approximately 40.2%, compared to a loss from operations of $26,344 for the six months ended December 31, 2006.

Our net loss for the six months ended December 31, 2007 was $36,944, an increase of $10,815, or 41.4% compared to a net loss for the six months ended December 31, 2006 of $26,129. Net loss per share, basic and diluted, for each of such three-month quarters was $-0-.

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

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of $36,944 and net cash used in operations of $28.380 for the six months ended December 31, 2007 and at December 31, 2007 had a working capital deficit of $26,763 and accumulated deficit of $115,435 and a stockholders’ deficit of $14,145. Our ability to continue as a going concern is dependent on our ability to raise additional funds and to further implement our business plan.

We have sustained losses to date and have only minimal cash on hand, which is not sufficient to sustain operations. In order to achieve profitability, we will need to further implement our business plan by accelerating and expanding our operational plans. This will require us to secure additional equity and/or debt financing. One of our largest non-management shareholders who, together with another of our largest non-management shareholders, has previously and also recently provided us with certain debt financing, discussed below, has informally agreed to provide us with interim working capital to the extent it may be necessary to cover our fixed operating costs. We do not otherwise have any current agreements, arrangements or understandings for any other funding.

Our operations have been funded primarily by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement equity financing for $100,000 in gross proceeds that occurred in February and March of 2006. These funds have been used for working capital and general corporate purposes in furtherance of our business plan.

During the period from July 21, 2005 (inception) to June 30, 2006, two of our largest non-management shareholders provided advances to the Company in the aggregate amount of $36,500, which was repaid as of March 31, 2007. Each of such shareholders recently advanced the Company $12,000 and $15,000 during the six months ended December 31, 2007 for working capital purposes. Neither of such shareholders are obligated to make any additional advances to the Company if desired or required, except as discussed above.

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

Date: February 12, 2008

eLUXURY HOUSE, INC.

By:	/s/ HOWARD N. KAHN
Howard N. Kahn, President, Principal Executive, Financial and Chief Accounting Officer

13