Form 10QSB
period 2008-03-31
ELUXURYHOUSE INC
filed 2008-05-15
CIK 1354582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________

ELUXURYHOUSE, INC.

(Exact name of small business issuer as specified in its charter)

Florida	###-##-####
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

921 Front Street

Suite 220

San Francisco, CA 94111

(Address of principal executive offices)

(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,010,000 shares, par value $0.00001 per share, as of April 30, 2008.

Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☒

PART 1--FINANCIAL INFORMATION

Item 1.

Financial Statements

ELUXURYHOUSE, INC.

FINANCIAL STATEMENTS

 MARCH 31, 2008

(UNAUDITED)

CONTENTS

Page(s)

Financial Statements:

Balance Sheet - As of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	2
Statements of Operations -
For the Three and Nine Months Ended March 31, 2008 and 2007 (Unaudited)	3
Statements of Cash Flows -
For the Nine Months Ended March 31, 2008 and 2007 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-8

ELUXURYHOUSE, INC.

BALANCE SHEETS

	March 31, 2008	June 30, 2007

Assets	(Unaudited)	(Audited)
Current Assets
Cash	$64	$2,776
Inventory	—	602
Total Current Assets	64	3,378

Equipment - net	—	4,691

Intangible asset - net	—	15,889

Total Assets	$64	$23,958

Liabilities and Stockholders’ Equity

Current Liabilities
Loans payable - related parties	$—	$1,159
Total Current Liabilities	—	1,159

Stockholders’ Equity
Preferred stock ($0.00001 par value, 20,000,000 shares authorized, none issued and outstanding
	—	—
Common stock ($0.00001 par value, 100,000,000 shares authorized, 30,010,000 shares issued and outstanding)
	300	300
Additional paid in capital	134,590	100,990
Accumulated deficit	(134,826)	(78,491)
Total Stockholders’ Equity	64	22,799

Total Liabilities and Stockholders’ Equity	$64	$23,958

See accompanying notes to unaudited financial statements

ELUXURYHOUSE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007

Sales	$526	$—	$2,901	$1,132

Cost of Sales	290	—	2,362	691

Gross Profit	236	—	539	441

Operating Expenses
General and administrative	10,990	18,474	48,237	44,733
Impairment loss	8,637	—	8,637	—
Total Operating Expenses	19,627	18,474	56,874	44,733

Loss from Operations	(19,391)	(18,474)	(56,335)	(44,292)

Other Income
Dividend Income	—	25	—	240
Total Other Income	—	25	—	240

Net Loss	$(19,391)	(18,449)	$(56,335)	$(44,052)

Net loss per share - basic and diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted
	30,010,000	30,010,000	30,010,000	30,010,000

See accompanying notes to unaudited financial statements

ELUXURYHOUSE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,335)	$(44,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	11,001	10,915
Depreciation	942	268
Impairment loss	8,637	—
Changes in operating assets and liabilities:
Inventory	602	—
Net Cash Used In Operating Activities	(35,153)	(32,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	1,000
Proceeds from loans payable - related parties	33,600	—
Repayment of advances - related parties	(1,159)	—
Repayment of notes payable	—	(8,000)
Repayment of loans payable - related party	—	(1,500)
Net Cash Provided By (Used In) Financing Activities	32,441	(8,500)

Net Decrease in Cash	(2,712)	(41,369)

Cash - Beginning of Period	2,776	49,794

Cash - End of Period	$64	$8,425

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$—	$—
Interest	$—	$—

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Debt forgiveness - related parties	$33,600	$—

See accompanying notes to unaudited financial statements

ELUXURYHOUSE, INC.

FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and footnotes of the Company for the year ending June 30, 2007, included in the Company's Form 10-KSB.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

eLuxuryHouse, Inc. was incorporated in the State of Florida on July 21, 2005. On March 17, 2008, WebSky, Inc. a Nevada corporation purchased 27,309,100 shares (the “Control Shares”) (91% of the outstanding shares) of our common stock from existing shareholders. The sale was a private transaction with a third party in which these shares were sold for $416,500. This private transaction resulted in a change of control. In connection with this sale, the Company intends to change the focus of the business. The Company was engaged in internet-based retail sales of authentic designer merchandise including handbags, wallets, belts, watches, jewelry and other personal accessories offered at discount prices. As of March 31, 2008, we did not have any inventory or a significant amount of other assets and we have not generated substantial revenues since inception.

WebSky is engaged in the wireless, broadband telecommunications business. Through the ownership of its Argentine subsidiary, WebSky Argentina S.A., WebSky controlled certain wireless broadband spectrum licenses and frequencies in Buenos Aires, Argentina. WebSky intends the Company to focus primarily on new wireless telecommunications opportunities in Argentina and other parts of Latin America, but the Company may also consider opportunities in others parts of the world.

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

Significant estimates during 2008 and 2007 include depreciable lives of equipment, amortization period for website development costs, impairment of tangible and intangible assets, and the valuation allowance for deferred tax assets, primarily due to continuing losses.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2008 and June 30, 2007, the Company had no cash equivalents.

Inventory

Inventory was stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. Any reserve for obsolescence was based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through company history, specific identification and consideration of prevailing economic and industry conditions. At March 31, 2008 and June 30, 2007, the Company had $0 and $602 of inventory, respectively.

ELUXURYHOUSE, INC.

FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

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

Equipment

Machinery and equipment was stated at cost, less accumulated depreciation. Costs greater than $500 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which ranges from three to five years. The cost of maintenance and repairs is expensed as incurred. During the three and nine months ended March 31, 2008, the Company recognized an impairment loss of $3,749 in connection with the sale of the control shares and its intended new focus of business operations. There were no impairment charges taken during the three and nine months ended March 31, 2007.

Website Development

The Company capitalized and amortized website development costs over an estimated useful life of three years. During the three and nine months ended March 31, 2008, the Company recognized an impairment loss of $4,888 in connection with the sale of the control shares and its intended new focus of business operations. There were no impairment charges taken during the three and nine months ended March 31, 2007.

Revenue Recognition

The Company formerly recognized revenue from its retail sales of personal accessories via the internet when the product was shipped to the customer.

The Company also offered a three-day right of return on all goods purchased. For the three and nine months ended March 31, 2008 and 2007, respectively, there were no returns. The Company has not estimated any additional sales returns based on historical or expected future results and there were no sales subject to return at March 31, 2008 and 2007, respectively.

Advertising

Costs incurred for advertising are charged to operations as incurred. For the three and nine months ended March 31, 2008 and 2007, advertising expense was $180, $360, $263 and $983, respectively.

Earnings Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2008 and 2007, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. For the three and nine months ended March 31, 2008 and 2007, respectively, the Company has not issued any stock based compensation.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented. In March 2008, the Company ceased operating as an internet retailer.

ELUXURYHOUSE, INC.

FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

ELUXURYHOUSE, INC.

FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Reclassifications

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. These reclassifications had no effect on the financial position, results of operations or cash flows.

Note 3 Going Concern

As reflected in the accompanying unaudited financial statements, the Company has a net loss of $56,335 and net cash used in operations of $35,153 for the nine months ended March 31, 2008; and at March 31, 2008 had an accumulated deficit of $134,826.

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

Note 4 Related Party Transactions

During the nine months ended March 31, 2008 and 2007, the Company repaid advances of $1,159 and $0, respectively, to two former related party stockholders.

During the nine months ended March 31, 2008, the Company received an aggregate $33,600 from two related party stockholders. The loans were non-interest bearing, unsecured and due on demand. On March 17, 2008, the Company’s majority stockholders sold all shares of common stock resulting in a change of control. The total amount due to the former related party stockholders prior to the sale were forgiven, as agreed upon at closing. The $33,600 was credited to additional paid in capital.

Item 2.

Management's Discussion and Analysis or Plan of Operations.

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this report and in our other reports filed with the Securities and Exchange Commission. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: we have a limited operating history during which we have generated minimal revenues and have incurred losses to date; due to our operating losses and our lack of working capital we may not be able to continue as a going concern; we are changing our business plan and are leaving the internet merchandise sales business and are planning to enter the wireless telecommunications business in over-seas markets; we may not be able to obtain sufficient capital to operate our planned business; we may not be able to acquire telecommunications businesses or assets even if financing for that purpose becomes available; we will face substantial competition in the telecommunications industry from competitors who have substantially greater financial resources, large product and service distribution networks, and brand recognition; the operation of licensed telecommunications frequencies is subject to government regulation; there is presently no public market for our common stock and there is no assurance that a market for our shares will develop or be sustained; and the Sarbanes Oxley Act is expected to increase our legal, accounting and administrative costs. These and other risk factors are discussed in other reports filed by us with the Securities and Exchange Commission. Many of such factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2008, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

Overview

We were formed to engage in internet based retail sales of authentic, designer merchandise and personal accessories, including jewelry, offered at discount prices, but we do not have any inventory or a significant amount of other assets and we have not generated substantial revenues since inception.

As a result of a sale of our common stock by certain stockholder to WebSky, Inc. during March 2008, we are now a 81% owned subsidiary of WebSky. WebSky plans to change the focus of our business. We will seek to enter the wireless telecommunications business abroad by seeking opportunities in Argentina and other parts of the world.

These opportunities and efforts may include:

•

The acquisition of frequency spectrum in targeted emerging markets for the eventual development of wireless broadband internet (WiMAX and related) systems or for the eventual disposition of such frequency rights.

•

Securing radio spectrum and related licenses for the deployment and operation of wireless and wireline telecommunications operations, including, but not limited to, wireless broadband (WiMAX, community WiFi and other standards) and cellular telephony in Argentina and other nations in the Southern Hemisphere, as well as in a number of other targeted markets in South Asia and Southeast Asia.

•

In conjunction with strategic technological partners, further expand the development and deployment of wireless communications systems for national or local governments, in areas where we may acquire and control radio spectrum and in areas where we can partner with local spectrum licensees.

•

Acquiring other telecom companies in emerging market economies, in conjunction with efforts to acquire licensed broadband radio frequency spectrum in order to enhance the value of the spectrum and to support, broaden and facilitate the development those projects.

We could, in some cases, acquire the necessary rights and licenses for wireless broadband internet services, develop and deploy such services, and, together with local partners, on whom we would continue to rely to a great degree, operate a WiMAX/wireless broadband system. In other cases, the appropriate course may be determined to be the acquisition and perfection of the applications licenses and permits which would then be sold, in whole or in part, to another entity to engage in the actual operation of a system. In the latter circumstance, and even in circumstances where we have has no ownership interests in licenses or permits, our developing expertise in certain niche applications for wireless broadband systems could provide significant value-added services to third party operators of such systems.

Mobile Broadband Market

The Internet has evolved into a world-wide system and is now used daily by millions of people throughout the world for business and commerce, personal communications, education, and entertainment. The growth in Internet usage has been facilitated by DSL, cable and satellite broadband services that enable users to access the Internet at very high data speeds. However, many Internet users have access to broadband connectivity only in their homes or workplaces, where they may connect to DSL or cable systems. The development of wider mobile WiMax or other wireless broadband networks would permit broadband connectivity without the need for landline based connections. The demand for mobile broadband connectivity, through technologies such as mobile WiMax, is likely to grow as newer and more capable portable wireless devices come to the market.

Worldwide Interoperability for Microwave Access, commonly known as WiMAX, is a certification mark established by the WiMAX Forum for products that are compliant with the Institute of Electronical and Electronic Engineers (“IEEE”) 802.16 set of standards. The original 802.16 standard required equipment operating in the 10-66 GHz frequency band, which required tall transmission towers and line-of-sight connectivity. IEEE standards have been amended over the past several years, and now include the 802.16e standard for mobile WiMAX. Mobile WiMax is intended to support mobile broadband services through the use of portable devices such as mobile telephones, laptop computers, personal digital assistants (PDA), and similar portable devices. Alternatives to mobile WiMAX for the delivery of mobile broadband services include CDMA2000, UMTS (Universal Mobile Telecommunications System) and 802.20 (Mobile-Fi). Some of these technologies, such as CDMA 2000 and UMTS, have already been deployed by major wireless carriers and have achieved significant levels of market penetration.

Entering the Wireless Broadband Telecommunications Business

Our ability to enter the telecommunications field is dependent upon our ability to develop opportunities in targeted markets and to obtain financing for the acquisition of equipment, licenses, or businesses, and working capital to operate any business that we may start or acquire. Although WebSky may provide us with cash to meet our near term capital needs, WebSky has only limited financial resources and we do not consider WebSky to be a long term source of financing.

We may issue common stock, preferred stock, or other securities to acquire other companies, or interests in other companies, in the telecommunications business, or to acquire telecommunications licenses or other assets for use in our business. We may enter into one or more mergers or similar transactions with other companies that are engaged in telecommunications business or related businesses. We may sell capital stock or other securities from time to time in order to raise working capital or to finance an acquisition of assets or another telecommunications business.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Sales for the three months ended March 31, 2008 were $526. Cost of sales for the quarter ended March 31, 2008 were $290, and gross profit for the three months ended March 31, 2008 was $236. We did not have any sales or cost of sales during the three months ended March 31, 2007.

Our general and administrative expenses for the three months ended March 31, 2008 were $10,990, a decrease of $7,484 or approximately 40.5% over our general and administrative expenses for the three months ended March 31, 2007 of $18,474. The largest component of our general and administrative expenses for the quarter ended March 31, 2008 was professional fee expenses of $8,975. Depreciation and amortization expenses for the three months ended March 31, 2008 were $3,981, an increase of $400 or approximately 11.2% from our depreciation and amortization expenses of $3,581 for the three months ended March 31, 2007. In addition, during the three months ended March 31, 2008 we incurred $8,637 in impairment expense resulting from the discontinuation of our internet merchandise sales operations. See Note 2 to Notes of Financial Statements.

As a result of the foregoing, we incurred a loss from operations of $19,391 for the three months ended March 31, 2008, an increase in loss from operations of $977,or approximately 5.3%, compared to a loss from operations of $18,474 for the three months ended March 31, 2007.

Net loss per share, basic and diluted, for each of such three-month quarters was $0.00

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

Sales for the nine months ended March 31, 2008 were $2,901, an increase of $1,769, or approximately 156.3% from the nine months ended March 31, 2007 of $1,132. Cost of sales for the nine months ended March 31, 2008 were $2,362, an increase of $1,671 or approximately 241.8% from the nine months ended March 31, 2007 quarter cost of sales of $691. This increase was due to our increased sales for the same period and increased cost from suppliers.

Gross profit for the nine months ended March 31, 2008 was $539, an increase of $98 or approximately 22.2% from the nine months ended March 31, 2007 of $441. Such increase of gross profit was due to our increase in sales during such quarter.

Our total general and administrative expenses for the nine months ended March 31, 2008 were $44,733, an increase of $3,504, or approximately 7.8% over our general and administrative expenses for the nine months ended March 31, 2007 of $44,733. The largest component of our operating expenses for the nine months ended March 31, 2008 was professional fee expenses of $24,342. Depreciation and amortization expenses for the nine months ended March 31, 2008 were $11,943, an increase of $760 or approximately 6.8%. In addition, during the nine months ended March 31, 2008 we incurred $8,637 in impairment expense resulting from the discontinuation of our internet merchandise sales operations. See Note 2 to Notes of Financial Statements.

As a result of the foregoing, we incurred a loss from operations of $56,335 for the nine months ended March 31, 2008, an increase in loss from operations of $12,043,or approximately 27.2%, compared to a loss from operations of $44,292 for the nine months ended March 31, 2007.

Our net loss for the nine months ended March 31, 2008 was $56,335, an increase of $12,283, or 27.88% compared to a net loss for the nine months ended March 31, 2007 of $44,052.

Net loss per share, basic and diluted, for the nine months ended March 31, 2008 and 2007 was $0.00.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

Our unaudited financial statements appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate revenue or obtain sufficient capital sufficient to enable us to meet our operating expenses. To the extent we are unable to obtain generate sufficient operating revenues or obtain additional working capital, our financial statements will be materially, adversely effected.

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of $56,335 for the nine months ended March 31, 2008, and at March 31, 2008 we had a an accumulated deficit of $134,826. We have only minimal cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

Our operations have been funded primarily by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement that raised $100,000 in gross proceeds during February and March 2006. These funds have been used for working capital and general corporate purposes in furtherance of our original business plan. During the period from July 21, 2005 (inception) to June 30, 2006, two of our largest non-management shareholders provided us with cash advances in the aggregate amount of $36,500, which we repaid as of March 31, 2007. Those shareholders advanced us $18,600 and $15,000, respectively, during the nine months ended March 31, 2008 for working capital purposes. Both of those shareholders have sold most of their eLuxuryHouse stock to WebSky and they are not expected to make any additional cash advances to us. In connection with the sale of their shares to WebSky, Inc., cash advances of $33,600 from these two shareholders were forgiven and treated as contributed capital.

Our ability to enter the telecommunications field under our new business plan is dependent upon our ability to obtain financing for that purpose, including financing for the acquisition of equipment, licenses, or businesses, and working capital to operate any business that we may start or acquire. Although WebSky may provide us with cash to meet our near term capital needs, WebSky has only limited financial resources and we do not consider WebSky to be a long term source of financing.

We may issue common stock, preferred stock, or other securities to acquire other companies or interests in other companies in the telecommunications business, or to acquire telecommunications licenses or other assets for use in our business. We may enter into one or more mergers or similar transactions with other companies that are engaged in the telecommunications business or related businesses. We may sell capital stock or other securities from time to time in order to raise working capital or to finance an acquisition of assets or another telecommunications business.

We have no off-balance sheet arrangements.

Item 3A(T).

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) and to review and evaluate the effectiveness of our disclosure controls and procedures for the purpose of determining whether our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officers and our principal financial officer, did not take office until Mach 17, 2008, when WebSky, Inc. purchased a controlling interest in us. Accordingly, the financial statements included in this report were prepared based upon financial information gathered by prior management. During the previous accounting period, prior management concluded that our financial controls “were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements.”

Our management has reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB and, based upon that evaluation there does not appear to have been a change in the internal controls over financial reporting during the quarter ended March 31, 2008 that would have made such controls effective or otherwise eliminated the material weaknesses in the design or operation of internal control over financial reporting which affect our ability to record, process, summarize and report financial information, as previously reported by prior management. However, we did not conduct any material business operations during the quarter ended March 31, 2008.

Changes in Internal Controls

Current management is not aware of any changes in our internal controls over financial reporting during the quarter ended March 31, 2008 implemented prior to March 17, 2008 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting. Current management took office on March 17,

2008 and did not implement any changes to our internal controls during the remainder of the quarter ended March 31, 2008. We did not conduct any material business operations during the period from March 17 through March 31, 2008.

Management intends to design and implement internal controls over financial reporting that will eliminate the weaknesses that have prevailed during prior reporting periods.

PART II - OTHER INFORMATION

Item 6.

 Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation, as Amended†
3.2	By-Laws†
4.1	Specimen of Common Stock Certificate.†
31.1	Rule 13a-14(a)/15d-14(a) Certification *
31.2	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification *

———————

†

Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eLuxuryHouse, Inc

Date: May 15, 2008	By:	/s/ Douglas P. Haffer
Douglas P. Haffer
(Chief Executive Officer)

Date: May 15, 2008	By:	/s/ Eduardo A. Axtle, Jr.
Eduardo A. Axtle, Jr.
(Chief Financial Officer)