Form 10KSB
period 2008-06-30
eLuxuryHouse, Inc.
filed 2008-10-14
CIK 1354582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

eLUXURYHOUSE, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	333-140710	###-##-####
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

921 Front Street

Suite 220

San Francisco, CA 94111

(Address of Principal Executive Office) (Zip Code)

(415) 296-5120

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The issuer’s revenues for the fiscal year ended June 30, 2008 were $2,901

There is no market for the common stock of the issuer. Accordingly, the approximate aggregate market value of voting common stock held by nonaffiliates of the issuer cannot be determined.

30,010,000

(Number of shares of common stock outstanding as of October 2, 2008)

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

eLUXURYHOUSE, INC.

TABLE OF CONTENTS

Page Number
PART I FINANCIAL INFORMATION

Item 1 – Description of Business

2

Item 2 – Description of Property

4

Item 3 – Legal Proceedings

5

Item 4 – Submission of Matters to a Vote of Security Holders

5

PART II

OTHER INFORMATION

Item 5 – Market for Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities

6

Item 6 – Management’s Discussion and Analysis or Plan of Operation

6

Item 7 – Financial Statements

8

Item 8 – Changes In and Disagreements with Accountants on Accounting
Financial Disclosure.

20

Item 8A – Controls and Procedures

20

Item 8B – Other Information

21

Item 9 – Directors, Executive Officers, Promoters, Control Persons and Corporate
Governance; Compliance With Section 16(a) of the Exchange Act

22

Item 10 – Executive Compensation

23

Item 11 – Security Ownership of Certain Beneficial Owners and Management and
 Related Stockholder Matters

23

Item 12 – Certain Relationships and Related Transactions, and Director Independence

24

Item 13 –Exhibits

24

Item 14 –Principal Accountant Fees and Services

25

SIGNATURES

26

PART I

Statements made in this Form 10-KSB that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: we have a limited operating history during which we have generated minimal revenues and have incurred losses to date; due to our operating losses and our lack of working capital we may not be able to continue as a going concern; we are changing our business plan, having left the internet merchandise sales business, and are planning to enter the wireless telecommunications business in over-seas markets; we may not be able to obtain sufficient capital to operate our planned business; we may not be able to acquire telecommunications businesses or assets even if financing for that purpose becomes available; we will face substantial competition in the telecommunications industry from competitors who have substantially greater financial resources, large product and service distribution networks, and brand recognition; the operation of licensed telecommunications frequencies is subject to government regulation; there is presently no public market for our common stock and there is no assurance that a market for our shares will develop or be sustained; and the Sarbanes Oxley Act is expected to increase our legal, accounting and administrative costs. These and other risk factors are discussed in other reports filed by us with the Securities and Exchange Commission. Many of such factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

Item 1.

Description of Business

Overview

We were formed to engage in internet based retail sales of authentic, designer merchandise and personal accessories, including jewelry, offered at discount prices, but we do not have any inventory or a significant amount of other assets and we have not generated substantial revenues since inception.

As a result of a sale of our common stock by certain stockholders to WebSky, Inc. during March 2008, we are now a 81% owned subsidiary of WebSky. WebSky plans to change the focus of our business. We will seek to enter the wireless telecommunications business abroad by seeking opportunities in Argentina and other parts of the world.

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

See accompanying notes to financial statements.

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

Entering the Wireless Broadband Telecommunications Business

We have not yet acquired any business assets or entered the wireless telecommunications business. Our ability to enter the telecommunications field is dependent upon our ability to develop opportunities in targeted markets and to obtain financing for the acquisition of equipment, licenses, or businesses, and working capital to operate any business that we may start or acquire. Although WebSky may provide us with cash to meet our near term capital needs, WebSky has only limited financial resources and we do not consider WebSky to be a long term source of financing.

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

Competition.

Large, well established providers of wireless telecommunications services will be competing for the spectrum licenses and other rights to develop and operate WiMax and other wireless networks around the world. These companies have large product and service distribution networks, brand recognition, and much greater capital resources than we do and they may be able to offer a higher price and more certain financing for the acquisition of any telecommunications licenses businesses that we may identify as potential acquisition targets.

See accompanying notes to financial statements.

Government Regulation

The operation of licensed telecommunications frequencies is subject to government regulation in most countries. Generally, a license from the government is required in order to operate, broadcast, or sell “bandwidth” at designated frequencies. The ownership and operation of “landline” based telephone and other telecommunications systems are subject to regulation as well. National regulations may restrict or prohibit the ownership or operation of telecommunications systems or frequencies by foreign individuals or entities, and may restrict the concentration of ownership by individuals or entities. The terms of telecommunications licenses issued by governments may also require the licensee to meet specific capital requirements, to make capital improvements or similar investments in equipment and infrastructure to “build out” a system, and to operate the system in accordance with applicable rules and regulations that may limit the prices that may be charged for the use of the frequency or system, and that, in the case of wireless telecommunication, may require a licensee to obtain and maintain a specified minimum number subscribers in order to retain their license.

Certain Risk Factors

Our ability to successfully enter the telecommunications business in Argentina or in any other country is subject to substantial risks and uncertainties, which include but are not limited to the following:

We May Not Be Able to Obtain Sufficient Capital to Operate Our Planned Business. We had no cash on hand as of June 30, 2008, and we had to borrow money from some of our shareholders to meet our operating expense. Although WebSky may provide us with cash to meet our near term working capital needs, WebSky has limited financial resources and is not legally obligated to finance our operations. Accordingly, we will have to obtain sufficient financing to enter the telecommunications business. There is no assurance that such financing will be made available to us.

We May Not Be Able to Acquire Telecommunications Businesses or Assets Even If Financing For That Purpose Becomes Available. WebSky was able to acquire companies that held telecommunications licenses in Buenos Aires, Argentina, but there is no assurance that we will be able to do so in the future. The market value and, consequently, the cost of purchasing, a telecommunications license has increased during recent years. As a result even if our management team is able to identify owners of licenses that may be willing to sell their licenses or their company, we may not be able to raise the funds needed to finance the acquisition.

Our Business Could Be Adversely Affected If We Lose the Services Of The Key Personnel Upon Whom We Will Depend. We have only three executive officers and no other employees. We will depend upon the services of our officers, especially, Chairman, Douglas P. Haffer, in conducting our planned business. The loss of the services of any of our officers, especially the services of Mr. Haffer, could have a material adverse affect on our ability to implement our business plan and to conduct our operations.

Because We Do Not Have Long-Term Employment Agreements With Our Officers and We May Not be Able to Hire Additional Officers and Employees. We do not presently have long-term employment agreements with any of our executive officers because our present financial situation precludes us from making compensation commitments. Unless we are able to raise additional capital or generate operating revenues sufficient to pay executives and employees compensation, we will not be able to hire additional officers or other employees, even if their services are needed for our business operations.

Employees

As of June 30, 2008, we employed two persons on a part-time basis.

Item 2.

Description of Property

Our principal offices are at 921 Front Street, Suite 220, San Francisco, CA 94111. The office space comprises approximately 700 square feet and is occupied by our controlling shareholder WebSky, Inc. under a lease that expires in October 2008. WebSky pays $800.00 per month as rent for the space. The exact amount of rent and other lease expense that will be allocated to us has not yet been determined, but a significant portion of those expenses will be allocated to us if we are successful in generating sufficient operating revenues to pay those costs.

See accompanying notes to financial statements.

Item 3.

Legal Proceedings

We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

See accompanying notes to financial statements.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no public market for our common stock. As of October 2, 2008 our common stock was held of record by 55 stockholders.

We have paid no dividends on our common stock since inception and we do not plan to pay dividends on our common stock in the foreseeable future.

We did not have any stock option plans in effect or any stock options or warrants outstanding during the fiscal year ended June 30, 2008.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Overview

We were formed to engage in internet based retail sales of authentic, designer merchandise and personal accessories, including jewelry, offered at discount prices, but we do not have any inventory or a significant amount of other assets and we have not generated substantial revenues since inception.

As a result of a sale of our common stock by certain stockholders to WebSky, Inc. during March 2008, we are now a 81% owned subsidiary of WebSky. WebSky plans to change the focus of our business. We will seek to enter the wireless telecommunications business abroad by seeking opportunities in Argentina and other parts of the world.

We have not yet acquired any business assets or entered the wireless telecommunications business. Our ability to enter the telecommunications field is dependent upon our ability to develop opportunities in targeted markets and to obtain financing for the acquisition of equipment, licenses, or businesses, and working capital to operate any business that we may start or acquire. Although WebSky may provide us with cash to meet our near term capital needs, WebSky has only limited financial resources and we do not consider WebSky to be a long term source of financing.

Results of Operations

Year Ended June 30, 2008 and Year Ended June 30, 2007

Our revenues for the fiscal year ended June 30, 2008 were $2,901 compared to $1,216 during fiscal 2007. Our gross profit on sales, before taking into account general and administrative expenses, was $539 in fiscal 2008 compared to $30 in fiscal 2007. The increase in revenues and gross profit is attributable to an increase in sales. However, during the third quarter of 2008 we discontinued our internet sales business.

We incurred general and administrative expenses of $79,304 during fiscal 2008 compared to $51,314 during 2007. Most of our general and administrative expenses were accounting and legal fees.

We had a net loss of $78,765 during the fiscal year ended June 30, 2008 compared to a net loss of $51,284 during the prior year. The increased loss is attributable to increased general and administrative expenses.

Taxes

At June 30, 2008 we had a cumulative net operating loss carryforward of approximately $148,000 for federal income tax purposes

Liquidity and Capital Resources

Our audited financial statements appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate revenue or obtain sufficient capital sufficient to enable us to meet our operating expenses. To the extent we are unable to obtain generate sufficient operating revenues or obtain additional working capital, our financial statements will be materially, adversely effected.

See accompanying notes to financial statements.

As reflected in the financial statements appearing in this Report, we sustained a net loss of $78,765 for the fiscal year ended June 30, 2008, and at June 30, 2008 we had an accumulated deficit of $157,256. We have only minimal cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

Our operations have been funded primarily by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement that raised $100,000 in gross proceeds during February and March 2006. These funds have been used for working capital and general corporate purposes in furtherance of our original business plan. During the period from July 21, 2005 (inception) to June 30, 2006, two of our largest non-management shareholders provided us with cash advances in the aggregate amount of $36,500, which we repaid as of March 31, 2007. Those shareholders advanced us $18,600 and $15,000, respectively, during the year ended June 30, 2008 for working capital purposes. Both of those shareholders have sold most of their eLuxuryHouse stock to WebSky and they are not expected to make any additional cash advances to us. WebSky advanced us $19,741 since March 17, 2008 to permit us to pay our expenses.

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

See accompanying notes to financial statements.

Item 7.

Financial Statements

eLUXURYHOUSE, INC.

FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

TABLE OF CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firm	8

Financial Statements:

Balance Sheets - As of June 30, 2008 and 2007	9

Statements of Operations -
For the Years Ended June 30, 2008 and 2007	10

Statements of Changes in Stockholders’ Equity (Deficit) –
For the Years Ended June 30, 2008 and 2007	11

Statements of Cash Flows -
For the Years Ended June 30, 2008 and 2007	12

Notes to Financial Statements	13-18

See accompanying notes to financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

eLuxuryHouse, Inc.

We have audited the accompanying balance sheets of eLuxuryHouse, Inc., as of June 30, 2008 and 2007 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eLuxuryHouse, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $78,765 and net cash used in operations of $54,958 for the year ended June 30, 2008; and a working capital deficit and stockholders’ deficit of $22,366, and an accumulated deficit of $157,256 at June 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida

October 1, 2008

551 NW 77th Street, Suite 107 Boca Raton, FL 33487

Phone (561) 864-4444 •  Fax (561) 892-3715

www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality

Member American Institute of Certified Public Accountants

Member Florida Institute of Certified Public Accountants

See accompanying notes to financial statements.

eLUXURYHOUSE, INC.
BALANCE SHEETS

June 30, 2008

	June 30, 2008	June 30, 2007
Assets
Current Assets
Cash	$—	$2,776
Inventory	—	602
Total Current Assets	—	3,378

Equipment - net	—	4,691

Intangible asset - net	—	15,889

Total Assets	$—	$23,958

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$2,625	$—
Loans payable - related party	19,741	1,159
Total Current Liabilities	22,366	1,159

Stockholders’ Equity (Deficit)
Preferred stock ($0.00001 par value, 20,000,000 shares authorized, authorized, none issued and outstanding)	—	—
Common stock ($0.00001 par value, 100,000,000 shares authorized, authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	100,990
Accumulated deficit	(157,256)	(78,491)
Total Stockholders’ Equity (Deficit)	(22,366)	22,799

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$23,958

See accompanying notes to financial statements.

eLUXURYHOUSE, INC.

STATEMENTS OF OPERATIONS

June 30, 2008

	For the Year Ended	For the Year Ended
	June 30, 2008	June 30, 2007

Sales	$2,901	$1,216

Cost of sales	2,362	1,186

Gross Profit	539	30

Operating Expenses
General and administrative	79,304	51,314
Total Operating Expenses	79,304	51,314

Net Loss	$(78,765)	$(51,284)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	30,010,000	30,010,000

See accompanying notes to financial statements.

eLUXURYHOUSE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended June 30, 2008 and 2007

	Common Stock, $.00001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)

Balance June 30, 2006	30,000,000	$300	$99,990	$(27,207)	$73,083

Issuance of common stock for cash ($0.10/share)	10,000	—	1,000	—	1,000

Net loss, 2007	—	—	—	(51,284)	(51,284)

Balance June 30, 2007	30,010,000	300	100,990	(78,491)	22,799

Debt forgiveness – related parties	—	—	33,600	—	33,600

Net Loss, 2008	—	—	—	(78,765)	(78,765)

Balance June 30, 2008	30,010,000	$300	$134,590	$(157,256)	$(22,366)

See accompanying notes to financial statements.

eLUXURYHOUSE, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,765)	$(51,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	11,001	14,667
Depreciation	942	1,135
Impairment loss	8,637	—
Changes in operating assets and liabilities:
Accounts Payable	2,625	—
Inventory	602	(602)
Net Cash Used In Operating Activities	(54,958)	(36,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,593)
Net Cash Used in Investing Activities	—	(3,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	53,341	1,159
Repayment of loans payable - related parties	(1,159)	(1,500)
Repayment of notes payable	—	(8,000)
Proceeds from issuance of common stock	—	1,000
Net Cash Provided By (Used In) Financing Activities	52,182	(7,341)

Net Decrease in Cash	(2,776)	(47,018)

Cash - Beginning of Year	2,776	49,794

Cash - End of Year	$—	$2,776

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Income Taxes	$—	$—
Interest	$—	$—

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Debt forgiveness - related parties	$33,600	$—

See accompanying notes to financial statements.

eLUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

eLuxuryHouse, Inc. was incorporated in the State of Florida on July 21, 2005.

On March 17, 2008, WebSky, Inc. (“WebSky”), a Nevada corporation, purchased 27,309,100 shares (the “Control Shares”) (91% of the outstanding shares at that time) of the Company’s common stock from existing shareholders. The sale was a private transaction with a third party in which these shares were sold for $416,500. This transaction resulted in a change of control. In connection with this sale, the Company intends to change the focus of the business. The Company was engaged in internet-based retail sales of authentic designer merchandise including handbags, wallets, belts, watches, jewelry and other personal accessories offered at discount prices. As of June 30, 2008, the Company did not have any inventory or a significant amount of other assets and we have not generated substantial revenues since inception.

WebSky is engaged in the wireless, broadband telecommunications business. Through the ownership of its Argentine subsidiary, WebSky Argentina S.A., WebSky controlled certain wireless broadband spectrum licenses and frequencies in Buenos Aires, Argentina. Websky intends for the Company to focus primarily on new wireless telecommunications opportunities in Argentina and other parts of Latin America, but it may also consider opportunities in others parts of the world.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

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

Significant estimates during 2008 and 2007 include depreciable lives of equipment, amortization period for website development costs, impairment of tangible and intangible assets, and the valuation allowance for deferred tax assets, primarily due to current and expected continuing losses.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2008 and 2007, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2008 and 2007, respectively, there were no balances that exceeded the federally insured limit.

Inventory

Inventory was stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. Any reserve for obsolescence was based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through company history, specific identification and consideration of prevailing economic and industry conditions. At June 30, 2008 and 2007, the Company had $0 and $602 of inventory, respectively.

eLUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008 AND 2007

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Equipment

Machinery and equipment was stated at cost, less accumulated depreciation. Costs greater than $500 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which ranges from three to five years. The cost of maintenance and repairs is expensed as incurred. During the year ended June 30, 3008, the Company recognized an impairment loss of $3,749 in connection with the sale of the control shares and its intended new focus of business operations. This impairment loss was included as a component of general and administrative expenses. There were no impairment charges taken during the year ended June 30, 2007.

Website Development

The Company capitalized and amortized website development costs over an estimated useful life of three years. During the year ended June 30, 2008, the Company recognized an impairment loss of $4,888 in connection with the sale of the control shares and its intended new focus of business operations.  This impairment loss was included as a component of general and administrative expenses. There were no impairment charges taken during the year ended June 30, 2007.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and loans payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

Revenue Recognition

The Company followed the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured. The Company recognized revenue from its retail sales of personal accessories via the internet when the product was shipped to the customer.

The Company also offered a three-day right of return on all goods purchased. For the year ended June 30, 2008 and 2007there were returns of $0 and $900, respecitvely. The Company has not estimated any additional sales returns based on historical or expected future results and there were no sales subject to return at June 30, 2008 and 2007, respectively.

Advertising

Costs incurred for advertising are charged to operations as incurred. For the year ended June 30, 2008 and 2007, advertising expense was $360 and $1,577, respectively.

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2008 and 2007, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

eLUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008 AND 2007

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R, “Share-Based Payment”. The Company has not issued any stock based compensation to its employees.

Non-employee stock based compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

eLUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008 AND 2007

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption will have a material impact on financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

eLUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008 AND 2007

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. These reclassifications had no effect on the financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $78,765 and net cash used in operations of $54,958 for the year ended June 30, 2008; and a working capital deficit and stockholders’ deficit of $22,366 and an accumulated deficit of $157,256 at June 30, 2008.

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

NOTE 3 – INCOME TAXES

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $148,000 at June 30, 2008, expiring through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007
Gross deferred tax assets:
Net operating loss carryforward	$56,000	$30,000
Total gross deferred tax assets	56,000	30,000
Less: valuation allowance	(56,000)	(30,000)
Deferred tax assets - net	$—	$—

eLUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008 AND 2007

NOTE 3 – INCOME TAXES (CONTINUED)

The valuation allowance at June 30, 2007 was approximately $30,000. The net change in valuation allowance during the year ended June 30, 2008, was an increase of approximately $26,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2008.

The actual tax benefit differs from the expected tax benefit for the period ended June 30, 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for state income taxes, a blended rate of 37.63%) as follows:

	June 30, 2008	June 30, 2007

Expected tax expense (benefit) - Federal	$(25,000)	$(16,000)
Expected tax expense (benefit) - State	(4,000)	(3,000)
Impairment loss	3,000	—
Total deferred tax assets	(26,000)	(19,000)
Change in valuation allowance	26,000	19,000
Actual tax expense (benefit)	$—	$—

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2008, the Company received an aggregate $33,600 from two former related party stockholders. The loans were non-interest bearing, unsecured and due on demand. On March 17, 2008, the Company’s majority stockholders sold all shares of common stock resulting in a change of control. The total amount due to the former related party stockholders prior to the sale were forgiven and credited to additional paid in capital.

During the year ended June 30, 2008, the Company issued notes payable of $19,741 to Websky. The advances bore interest at 7%. All notes are due on November 12, 2008. Interest is payable only upon default.

During 2007, the Company received an aggregate $1,159 from two related party stockholders. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the $1,159 in 2008.

During 2007, the Company also repaid $9,500 in related party debt. The underlying debt was non-interest bearing, unsecured and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

In October 2006, the Company issued 10,000 shares of common stock for $1,000 ($0.10/share).

NOTE 6 – SUBSEQUENT EVENT

During the period from July 1, 2008 to October 1, 2008, the Company issued notes payable of $4,695 to Websky. The advances bear interest at 7%. All notes are due on November 12, 2008. Interest is payable only upon default.

Item 8

Changes In and Disagreements with Accountants on Accounting Financial Disclosure.

On June 20, 2007, we received correspondence dated June 18, 2007 from DaszkalBolton LLP (“DB”) informing us that they were resigning as our independent public accountants. Our management at the time reported that during our fiscal year ended June 30, 2006 and any subsequent period preceding the date of resignation, there were no disagreements between us and DB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DB, would have caused DB to make reference thereto in connection with their report. The accountants’ report issued by DB on our financial statements for the fiscal year ended June 30, 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles, except to express doubt as to our ability to continue as a going concern.

In connection with DB’ts review of our unaudited financial statements for the period ended March 31, 2007, DB advised our prior management that in its view, we did not maintain adequate accounting records to accurately and timely prepare our financial statements and that we must develop a system of internal controls that insures prompt and accurate reporting.

On September 18, 2007, we engaged Berman & Company, P.A. (“Berman & Company”) as our independent public accountants. We had not, prior to engaging Berman & Company, consulted with them: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject or a disagreement or a reportable event.

Item 8A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) and to review and evaluate the effectiveness of our disclosure controls and procedures for the purpose of determining whether our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and our Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officers and our principal financial officer, did not take office until Mach 17, 2008, when WebSky, Inc. purchased a controlling interest in us. Accordingly, the financial statements included in this report were prepared based upon financial information gathered by prior management. During the previous accounting period, prior management concluded that our financial controls “were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting ad reporting requirements.”

Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-KSB annual report. Current management took office on March 17, 2008. We did not conduct any material business operations during the period from March 17 through June 30, 2008.

Following management’s review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and our Treasurer, as appropriate to allow timely decisions regarding required disclosure. However, we may need to implement different internal controls over financial reporting that are suitable to any new business operations that we may conduct.

Changes in Internal Control over Financial Reporting

Current management is not aware of any changes in our internal controls over financial reporting during the fiscal year ended June 30, 2008 implemented that materially affected or that could reasonably likely materially affect our internal controls over financial reporting. However, as discussed above, current management took office on March 17, 2008 and has not evaluated the internal controls over financial reporting that were in place prior to that date, which prior management reported were “not effective”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes our consolidated subsidiary.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective. However, this assessment was based upon the fact that we do not have any current business operations and we do not have any employees, officers, or directors other than our Chief Executive Officer, our Treasurer, and our Chief Technology Officer.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 8B.

Other Information

Not applicable.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The names and ages of our directors and executive officers are as follows:

Douglas P. Haffer, 60, is the Chief Executive Officer and Chairman of the Company. Mr. Haffer has been the President of WebSky since 2004. Mr. Haffer was Chief Executive Officer and President of Semeca Inc.; from 2002 to 2004, at which time Semeca merged with WebSky. Semeca was a lessee of radio spectrum in the United States. Mr. Haffer served as Chief Executive Officer and President of World Wide Wireless Communications from 1999 to 2001.

Eduardo A. Axtle, Jr, 26, is Vice President, Secretary, and Treasurer of the Company. Mr. Axtle has been the Vice President, Treasurer, and Secretary of WebSky since 2004. Mr. Axtle was Vice President and Director of Semeca, Inc., from 2002 to 2004, at which time Semeca merged with WebSky. Semeca was a lessee of radio spectrum in the United States.

Howard Kahn resigned as director effective March 17, 2008.

Certain Legal Proceedings

During August 2006, the Securities and Exchange Commission (the “Commission”) filed a complaint in the United States District Court for the Southern District of New York alleging that WebSky and Douglas P. Haffer violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended (the “Securities Act”) by offering and selling securities when no registration statement had been filed or was in effect as to such securities, and for which there was no exemption from registration under the Securities Act. WebSky and Mr. Haffer agreed to settle the action, without admitting or denying the allegations of the complaint, by disgorging the $35,000 received in the sale of the securities, plus interest, and by consenting to a permanent injunction against future violations of the registration provisions of the Securities Act. Mr. Haffer also agreed to pay a $25,000 civil penalty.

Executive Officers

Douglas P. Haffer, Eduardo A. Axtle, Jr. and Dana Miller are our only executive officers. Howard Kahn served as our Chairman, Secretary, and Treasurer until March 17, 2008.

Dana Miller, 46, is Chief Technology Officer of the Company. Mr. Miller has been the Chief Technology Officer of WebSky since 2004. Mr. Miller was Vice President of Nextage Broadband Ltd., 2002 to 2004, at which time Mr. Miller was developing national wireless broadband systems in India.

There are no family relationships among our directors or officers.

Committees of the Board

The Board of Directors does not have an Audit Committee or any other committees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities are not required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock or other equity securities under Section 16(a).

Code of Ethics

We have not yet adopted a Code of Ethics because we do not own any business assets and we are not engaged in any business activities other than seeking new business opportunities. We may adopt a Code of Ethics suitable for our business if we acquire a new business or commence business operations.

Item 10.

Executive Compensation

We did not pay any compensation to our Chairman and Chief Executive Officer during the fiscal year ended June 30, 2008 or during the prior fiscal year:

We have not entered into employment agreements or compensation arrangements with Messrs. Haffer, Axtle and Miller and we have not determined to pay any compensation to them at this time. Messrs Haffer, Axtle and Miller may receive compensation from WebSky for serving as WebSky employees.

Stock Options

As of June 30, 2008 our Chief Executive Officer did not own any stock options.

Compensation of Directors

We did not pay any compensation to any of our directors during the past fiscal year. We may, in the future, pay compensation to any directors who are not our employees. Directors who are also our employees may receive compensation as employees but will not receive additional compensation for serving as directors.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of October 2, 2008 concerning beneficial ownership of common stock by each shareholder known by us to be the beneficial owner of 5% or more of our common stock. Information concerning certain beneficial owners of more than 5% of the common stock is based upon information shown by our stock transfer agent.

The following table shows certain information concerning ownership of our common stock by each shareholder known by our new management to be the beneficial owner of 5% or more of the our common stock.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

WebSky, Inc.	24,308,100	81%
921 Front Street
Suite 220
San Francisco, CA 94111

Douglas P. Haffer	1,500,500	5%
921 Front Street
Suite 220
San Francisco, CA 94111

Eduardo A. Axtle, Jr.	1,500,500	5%
921 Front Street
Suite 220
San Francisco, CA 94111

Security Ownership of Management

The following table sets forth information as of October 2, 2008 concerning beneficial ownership of our common stock by each member of the Board of Directors, our Chairman and Chief Executive Officer, and all officers and directors as a group.

	Number of Shares	Percent of Class
Douglas P. Haffer	1,500,500	5%
Eduardo A. Axtle Jr.	1,500,500	5%
All officers and directors	3,001,000	10%
as a group (3 persons)

On March 17, 2008, WebSky, Inc., a Nevada corporation (“WebSky”), purchased a total of 27,309,100 shares (the “Control Shares”) of our common stock from Joseph Maenza, Michael Wojnicki, Howard Kahn, Michelle Kahn, and Jay Valinsky for an aggregate purchase price of $416,500. In connection with the sale of the Control Shares, Messrs Maenza and Wojinicki also assigned to WebSky their rights to collect our indebtedness to them, in the aggregate principal amount of $33,500, arising from loans that Messrs Maenza and Wojinicki made to us.

The funds used by WebSky to purchase the Control Shares were obtained through a loan of $250,000 from Douglas P. Haffer, and a loan of $200,000 from Eduardo A. Axtle, Jr., who are executive officers and directors of WebSky. The loans will bear interest at the rate of 7% per annum, and will be due and payable in full the earlier of September 1, 2008 and the date on which WebSky receives certain funds that are presently held in escrow in connection with the sale of a subsidiary company. The Control Shares are pledged as collateral for the loans, and if WebSky were default in payment of the loans the lenders could, subject to compliance with applicable federal and state securities laws, sell the Control Shares and apply the proceeds to the repayment of the loans, or, if WebSky consents, retain the Control Shares as payment of the loans. We could experience a new change of control if such a sale or retention of the Control Shares by the lenders were to occur. WebSky also transferred a total of 3,001,000 of the Control Shares to the lenders in consideration of their extension of the loan.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Director Independence

None of our directors qualifies as “independent” in accordance with the listing standards of any national securities exchange or under Section 10A-3 of the Exchange Act.

Item 13.

Exhibits.

(a-1)

Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

Notes to Financial Statements

(a-2)

Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3)

Exhibits.

Exhibit Numbers	Description

3.1	Articles of Incorporation. †

3.3	By-Laws, As Amended †

4.1	Specimen of Common Stock Certificate. †

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

———————

†

Incorporated by reference to Registration Statement on Form SB-2 (Reg. No. 333-140717) filed with the Securities and Exchange Commission on February 14, 2007.

*

Filed herewith

Item 14.

Principal Accountant Fees and Services

Berman & Company, P.A. (“Berman & Company”) audited our annual financial statements for the fiscal year ended June 30, 2008.

Audit Fees. Berman & Company billed us $21,000 in 2008 for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-QSB.

Berman & Company did not perform any other services for which we were billed.

The prior approval of the Board of Directors is required for the engagement of our auditors to perform any non-audit services for us. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Board of Directors, except to the extent otherwise permitted by applicable SEC regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October 2008.

eLUXURYHOUSE, INC.

By:	/s/DOUGLAS HAFFER
Douglas Haffer,
Chairman and Chief Executive Officer

Signature	Title	Date

/s/ DOUGLAS HAFFER	Chairman, Chief Executive Officer	October 14, 2008
Douglas P. Haffer	and Director

/s/EDUARDO AXTLE	Treasurer	October 14, 2008
Eduardo A. Axtle Jr.	(Principal Financial and
Accounting Officer) Secretary,
and Director

EXHIBIT INDEX

Exhibit Numbers	Description

3.1	Articles of Incorporation. †

3.3	By-Laws, As Amended †

4.1	Specimen of Common Stock Certificate. †

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

———————

†

Incorporated by reference to Registration Statement on Form SB-2 (Reg. No. 333-140717) filed with the Securities and Exchange Commission on February 14, 2007.

*

Filed herewith