Form 10-Q
period 2008-09-30
eLuxuryHouse, Inc.
filed 2008-11-14
CIK 1354582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-140710

———————

eLuxuryHouse, Inc.

 (Exact name of registrant as specified in its charter)

———————

Florida	###-##-####
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

921 Front Street

Suite 220

San Francisco, CA 94111

 (Address of Principal Executive Office) (Zip Code)

(510) 414-9640
(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,010,000 shares, par value $0.00001 per share, as of October 31, 2008.

ELUXURYHOUSE, INC.

FINANCIAL STATEMENTS

 SEPTEMBER 30, 2008

CONTENTS

Financial Statements:	Page(s)

Balance Sheets - As of September 30, 2008 (unaudited) and June 30, 2008 (audited)	3

Statements of Operations - For the Three Months Ended September 30, 2008 and 2007 (unaudited)	4

Statements of Changes in Stockholders’ Deficit – For the Three Months Ended September 30, 2008 (unaudited) and the Year Ended June 30, 2008 (audited)	5

Statements of Cash Flows - For the Three Months Ended September 30, 2008 and 2007 (unaudited)	6

Notes to Financial Statements (unaudited)	7 - 11

PART 1--FINANCIAL INFORMATION

Item 1. Financial Statements

eLuxuryHouse, Inc.

Balance Sheet

(Unaudited)

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
Assets
Total Assets	$-	$-

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$1,164	$2,625
Loans payable - related party	23,791	19,741
Total Current Liabilities	24,955	22,366

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized,
authorized, none issued and outstanding)	-	-
Common stock ($0.00001 par value, 100,000,000 shares authorized,
authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	134,590
Accumulated deficit	(159,845)	(157,256)
Total Stockholders’ Deficit	(24,955)	(22,366)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

eLuxuryHouse, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2008	September 30, 2007
Sales	$-	$760

Cost of sales	-	602

Gross Profit	-	158

Operating Expenses
General and administrative	2,589	22,869
Total Operating Expenses	2,589	22,869

Net Loss	$(2,589)	$(22,711)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	30,010,000	30,010,000

The accompanying notes are an integral part of these unaudited financial statements.

eLuxuryHouse, Inc.

Statements of Changes in Stockholders' Deficit

For the Three Months Ended September 30, 2008 (unaudited) and for the Year Ended June 30, 2008 (audited)

					Total Stockholders' Deficit
	Common Stock, $0.00001 Par Value		Additional Paid in Capital	Accumulated Deficit
	Shares	Amount
Balance June 30, 2007	30,010,000	300	100,990	(78,491)	22,799

Debt forgiveness - related parties	-	-	33,600	-	33,600
				-	-
Net Loss, 2008	-	-	-	(78,765)	(78,765)

Balance June 30, 2008	30,010,000	300	134,590	(157,256)	(22,366)

Net Loss, three months ended September 30, 2008	-	-	-	(2,589)	(2,589)

Balance September 30, 2008 (unaudited)	30,010,000	$300	$134,590	$(159,845)	$(24,955)

The accompanying notes are an integral part of these unaudited financial statements.

eLuxuryHouse, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,589)	$(22,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	3,667
Depreciation	-	314
Changes in operating assets and liabilities:
Accounts Payable	(1,461)	-
Inventory	-	603
Accrued expenses		8,867
Net Cash Used In Operating Activities	(4,050)	(9,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	-	20,000
Repayment of advances - related parties	4,050	(1,159)
Net Cash Provided By Financing Activities	4,050	18,841

Net Increase in Cash	-	9,581

Cash - Beginning of Period	-	2,776

Cash - End of Period	$-	$12,357

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended June 30, 2008 and 2007, respectively.  The interim results for the period ended September 30, 2008 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

eLuxuryHouse, Inc. was incorporated in the State of Florida on July 21, 2005.

On March 17, 2008, WebSky, Inc. (“WebSky”), a Nevada corporation, purchased 27,309,100 shares (the “Control Shares”) (91% of the outstanding shares) of the Company’s common stock from existing shareholders. The sale was a private transaction with a third party in which these shares were sold for $416,500. This transaction resulted in a change of control. In connection with this sale, the Company intends to change the focus of the business.  The Company was engaged in internet-based retail sales of authentic designer merchandise including handbags, wallets, belts, watches, jewelry and other personal accessories offered at discount prices.

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

In March 2008, the Company ceased operating as an internet retailer.

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

Significant estimates during 2008 include the valuation allowance for deferred tax assets, primarily due to current and expected continuing losses.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At September 30, 2008 and June 30, 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At September 30, 2008 and June 30, 2008, respectively, there were no balances that exceeded the federally insured limit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and loans payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2008 and 2007, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS “162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $2,589 and net cash used in operations of $4,050 for the three months ended September 30, 2008; and a working capital deficit and stockholders’ deficit of $24,955 and an accumulated deficit of $159,845 at September 30, 2008.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company has generated minimal sales since July 21, 2005 (inception).

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

Note 3 Related Party Transactions

(A)

Year Ended June 30, 2008

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

During the year ended June 30, 2008, the Company issued notes payable of $19,741 to Websky.  The advances bear interest at 7% and are unsecured.  All notes were due on November 12, 2008; however, the due date was extended to March 30, 2009 for notes aggregating $7,973 and the remaining $11,768 was extended to December 9, 2008.  Interest is payable only upon default.

(B)

Three Months Ended September 30, 2008

During July 2008, the Company issued notes payable of $4,050 to Websky.  The advances bear interest at 7% and are unsecured.  All notes were due on November 12, 2008; however, the due date was extended to January, 2009.  Interest is payable only upon default.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 4 Subsequent Event

On October 1, 2008, the Company issued notes payable of $645 to Websky.  The advances bear interest at 7% and are unsecured.  All notes were due on November 12, 2008; however, the due date was extended to March 30, 2009. Interest is payable only upon default.

During the period from October 14, 2008 to October 20, 2008, the Company issued notes payable of $20,475 to Websky.  The advances bear interest at 7% and are due in six months from the original issuance date.  Interest is payable only upon default.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following is a discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2008, and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

We had no revenue for the three months ended September 30, 2008, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008.  We had sales of $760 during the three months ended September 30, 2007.  Cost of sales during the three months ended September 30, 2007 was $602.

Our general and administrative expenses for the three months ended September 30, 2008 were $2,589, a decrease of $20,280 or approximately 88.7% from our general and administrative expenses for the three months ended September 30, 2007 of $22,869.  The largest component of our general and administrative expenses for the quarter ended September 30, 2008 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $2,589 for the three months ended September 30, 2008, a decrease in loss from operations of $20,122,or approximately 88.6%, compared to a loss from operations of $22,711 for the three months ended September 30, 2007.

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

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of $2,589 for the three months ended September 30, 2008, and at September 30, 2008 we had an accumulated deficit of $159,845.  We have no cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

Our operations have been funded primarily by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement that raised $100,000 in gross proceeds during February and March 2006.  These funds have been used for working capital and general corporate purposes in furtherance of our original business plan.  During the period from July 21, 2005 (inception) to June 30, 2006, two of our largest non-management shareholders provided us with cash advances in the aggregate amount of $36,500, which we repaid as of September 30, 2007.  Those shareholders advanced us $18,600 and $15,000, respectively, during the fiscal year ended June 30, 2008 for working capital purposes.  Both of those shareholders have sold most of their eLuxuryHouse stock to WebSky and they are not expected to make any additional cash advances to us.  During the three months ended September 30, 2008, WebSky advanced funds to us to permit us to pay our expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not hold any market risk sensitive instruments as of September 30, 2008 and June 30, 2008.

Item 4T.  Controls and Procedures

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

Our management, including our principal executive officers and our principal financial officer, did not take office until Mach 17, 2008, when WebSky, Inc. purchased a controlling interest in us.  Accordingly, the financial statements for the three months ended September 30, 2007 included in this report were prepared based upon financial information gathered by prior management.  During the last fiscal year, prior management concluded that our financial controls “were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting ad reporting requirements.”

Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report.  Current management took office on March 17, 2008.  We did not conduct any material business operations during the period from March 17, through September 30, 2008.

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

Changes in Internal Control over Financial Reporting

Current management is not aware of any changes in our internal controls over financial reporting implemented during the three months ended September 30, 2008 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.  However, as discussed above, current management took office on March 17, 2008 and has not evaluated the internal controls over financial reporting that were in place prior to that date, which prior management reported were “not effective”

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation, as Amended†

3.2	By-Laws†

4.1	Specimen of Common Stock Certificate.†

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification *

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification *

32	Section 1350 Certification *

† Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELUXURYHOUSE, INC.

Date: November 14, 2008	By:	/s/ Douglas P. Haffer
Douglas P. Haffer Chief Executive Officer

Date: November 14, 2008	By:	/s/ Eduardo A. Axtle, Jr.
Eduardo A. Axtle, Jr. Principal Financial Officer

Exhibit Numbers	Description

3.1	Articles of Incorporation, as Amended†

3.2	By-Laws†

4.1	Specimen of Common Stock Certificate.†

31.1	Rule 13a-14(a)/15d-14(a) CEO Certification *

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification *

32	Section 1350 Certification *

†† Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*Filed herewith