Form 10-Q
period 2008-12-31
eLuxuryHouse, Inc.
filed 2009-02-20
CIK 1354582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 333-140710

———————

eLuxuryHouse, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Florida	###-##-####
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

160 Franklin Street

Suite 201

Oakland, California 94607

(Address of principal executive offices)

(510) 414-9640

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,010,000 shares, par value $0.00001 per share, as of February 1, 2009.

TABLE OF CONTENTS

Page(s)
PART 1--FINANCIAL INFORMATION

Item 1.     Financial Statements

1

Balance Sheets – As of December 31, 2008 (unaudited) and June 30, 2008 (audited)

1

Statements of Operations – For the Three and Six Months Ended December 31, 2008
and 2007 (unaudited)

2

Statements of Changes in Stockholders' Deficit - For the Six Months Ended December 31, 2008
(unaudited) and for the Year Ended June 30, 2008 (audited)

3

Statements of Cash Flows – For the Six Months Ended December 31, 2008 and 2007 (unaudited)

4

Notes to Financial Statements (unaudited)

5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

11

Item 4T.  Controls and Procedures

11

PART II - OTHER INFORMATION

Item 6.     Exhibits

12

SIGNATURES

13

i

PART 1--FINANCIAL INFORMATION

Item 1.

Financial Statements

eLuxuryHouse, Inc.

Balance Sheets

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$6,576	$–
Total Current Assets	6,576	–

Total Assets	$6,576	$–

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$450	$2,625
Loans payable - related party	45,236	19,741
Total Current Liabilities	45,686	22,366

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized, none issued and outstanding)	–	–
Common stock ($0.00001 par value, 100,000,000 shares authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	134,590
Accumulated deficit	(174,000)	(157,256)
Total Stockholders’ Deficit	(39,110)	(22,366)

Total Liabilities and Stockholders’ Deficit	$6,576	$–

See accompanying notes to unaudited financial statements.

eLuxuryHouse, Inc.

Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Sales	$–	$1,615	$–	$2,375

Cost of sales	–	1,470	–	2,072

Gross Profit	–	145	–	303

Operating Expenses
General and administrative	14,155	14,378	16,744	37,247
Total Operating Expenses	14,155	14,378	16,744	37,247

Net Loss	$(14,155)	$(14,233)	$(16,744)	$(36,944)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	30,010,000	30,010,000	30,010,000	30,010,000

See accompanying notes to unaudited financial statements.

eLuxuryHouse, Inc.

Statements of Changes in Stockholders' Deficit
For the Six Months Ended December 31, 2008 (unaudited) and for the Year Ended June 30, 2008 (audited)

	Common Stock, $0.00001 Par Value		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance June 30, 2007	30,010,000	300	100,990	(78,491)	22,799

Debt forgiveness - related parties	–	–	33,600	–	33,600

Net Loss, 2008	–	–	–	(78,765)	(78,765)

Balance June 30, 2008	30,010,000	300	134,590	(157,256)	(22,366)

Net Loss, six months ended December 31, 2008	–	–	–	(16,744)	(16,744)

Balance December 31, 2008 (unaudited)	30,010,000	$300	$134,590	$(174,000)	$(39,110)

See accompanying notes to unaudited financial statements.

eLuxuryHouse, Inc.

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,744)	$(36,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	–	7,334
Depreciation	–	628
Changes in operating assets and liabilities:
Accounts Payable	(2,175)	–
Inventory	–	602
Net Cash Used In Operating Activities	(18,919)	(28,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	25,495	27,000
Repayment of advances - related parties	–	(1,159)
Net Cash Provided By Financing Activities	25,495	25,841

Net Increase in Cash	6,576	(2,539)

Cash - Beginning of Period	–	2,776

Cash - End of Period	$6,576	$237

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$–	$–
Interest	$–	$–

See accompanying notes to unaudited financial statements.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended June 30, 2008 and 2007, respectively. The interim results for the period ended December 31, 2008 are not necessarily indicative of results for the full fiscal year.

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

Significant estimates during fiscal year end 2009 and 2008 include the valuation allowance for deferred tax assets, primarily due to current and expected continuing losses.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2008 and June 30, 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008 and June 30, 2008, respectively, there were no balances that exceeded the federally insured limit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and loans payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2008 and 2007, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

Accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the the Company’s financial statements upon adoption. No additional new pronouncements are applicable at December 31, 2008.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $16,744 and net cash used in operations of $18,919 for the six months ended December 31, 2008; and a working capital deficit and a stockholder’s deficit of $39,110, and an accumulated deficit of $174,000 at December 31, 2008.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company has generated minimal sales since July 21, 2005 (inception).

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

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

Note 4 Related Party Transactions

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

During the year ended June 30, 2008, the Company issued notes payable of $19,741 to Websky. The advances were non-interest bearing, however, upon default, the interest rate would be 7%. These notes are unsecured. All notes were due on November 12, 2008; however, the due date was extended to March 30, 2009 for notes aggregating $7,973 and the remaining $11,768 was due on demand. Interest is payable only upon default.

(B) Six Months Ended December 31, 2008

During July 2008, the Company issued notes payable of $4,050 to Websky. The advances were non-interest bearing, however, upon default, the interest rate would be 7%. These notes are unsecured. All notes were due on November 12, 2008; however, the notes were amended to due on demand; Interest is payable only upon default.

During October and November 2008, the Company issued notes payable of $21,445 to Websky. The advances were non-interest bearing, however, upon default, the interest rate would be 7%. These notes are unsecured. These advances are due six months from the original issuance date. Interest is payable only upon default.

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

The following is a discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2008, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

We had no revenue for the three months ended December 31, 2008, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008. We had sales of $1,615 during the three months ended December 31, 2007. Cost of sales during the three months ended December 31, 2007 was $1,470.

Our general and administrative expenses for the three months ended December 31, 2008 were $14,155, reflecting little change from $14,378 for the three months ended December 31, 2007. The largest component of our general and administrative expenses for the quarter ended December 31, 2008 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $14,155 for the three months ended December 31, 2008, compared to a loss from operations of $14,233 for the three months ended December 31, 2007.

Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

We had no revenue for the six months ended December 31, 2008, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008. We had sales of $2,375 during the six months ended December 31, 2007. Cost of sales during the six months ended December 31, 2007 was $2,072.

Our general and administrative expenses for the six months ended December 31, 2008 were $16,744, a decrease of $20,503 or approximately 55% from our general and administrative expenses for the six months ended December 31, 2007 of $37,247. The largest component of our general and administrative expenses for the six months ended December 31, 2008 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $16,744 for the six months ended December 31, 2008, a decrease in loss from operations of $20,200, or approximately 55%, compared to a loss from operations of $36,944 for the six months ended December 31, 2007.

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

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of $14,155 for the three months ended December 31, 2008, and at December 31, 2008 we had an accumulated deficit of $174,000. We have only a small amount of cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

Our operations have been funded primarily by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement that raised $100,000 in gross proceeds during February and March 2006. These funds have been used for working capital and general corporate purposes in furtherance of our original business plan. During the period from July 21, 2005 (inception) to June 30, 2006, two of our largest non-management shareholders provided us with cash advances in the aggregate amount of $36,500, which we repaid as of December 31, 2007. Those shareholders advanced us $18,600 and $15,000, respectively, during the fiscal year ended June 30, 2008 for working capital purposes. Both of those shareholders have sold most of their eLuxuryHouse stock to WebSky and they are not expected to make any additional cash advances to us. During the three months ended December 31, 2008 WebSky advanced funds to us to permit us to pay our expenses.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We did not hold any market risk sensitive instruments as of December 31, 2008, December 31, 2007, or June 30, 2008.

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

Our management, including our principal executive officers and our principal financial officer, did not take office until Mach 17, 2008, when WebSky, Inc. purchased a controlling interest in us. Accordingly, the financial statements for the three and six month periods ended December 31, 2007 included in this report were prepared based upon financial information gathered by prior management. During the last fiscal year, prior management concluded that our financial controls “were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting ad reporting requirements.”

Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Current management took office on March 17, 2008. We did not conduct any material business operations during the period from March 17 through December 31, 2008.

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

Changes in Internal Control over Financial Reporting

Current management is not aware of any changes in our internal controls over financial reporting implemented during the three months ended December 31, 2008 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting. However, as discussed above, current management took office on March 17, 2008 and has not evaluated the internal controls over financial reporting that were in place prior to that date, which prior management reported were “not effective”.

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

eLuxuryHouse, Inc.

Date: February 19, 2009	By:	/s/DOUGLAS P. HAFFER
Douglas Haffer, President
Chief Executive Officer

Date: February 19, 2009	By:	/s/EDUARDO A. AXTLE, JR.
Eduardo A. Axtle, Jr.
Chief Financial Officer

Exhibit Index

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