Form 10-Q
period 2009-03-31
eLuxuryHouse, Inc.
filed 2009-05-19
CIK 1354582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☑No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,010,000 shares, par value $0.00001 per share, as of May 1, 2009.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Balance Sheets - As of March 31, 2009 (unaudited) and June 30, 2008 (audited)

1

Statements of Operations -
For the Three and Nine Months Ended March 31, 2009 and 2008 (unaudited)

2

Statements of Changes in Stockholders' Deficit –

For the Nine Months Ended March 31, 2009 (unaudited) and the

Year Ended June 30, 2008 (audited)

3

Statements of Cash Flows -
For the Nine  Months Ended March 31, 2009 and 2008 (unaudited)

4

Notes to Financial Statements (unaudited)

5-8

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

9-12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

12

Item 4T.   Controls and Procedures

12

PART II – OTHER INFORMATION

Item 6.      Exhibits

13

Signatures

14

PART 1--FINANCIAL INFORMATION

Item 1.

Financial Statements

eLuxuryHouse, Inc.

Balance Sheets

	March 31, 2009	June 30, 2008
Assets	(Unaudited)	(Audited)

Current Assets
Cash	$2,096	$––
Total Current Assets	2,096	––

Total Assets	$2,096	$––

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$1,950	$2,625
Loans payable - related party	45,591	19,741
Total Current Liabilities	47,541	22,366

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized,
authorized, none issued and outstanding)	––	––
Common stock ($0.00001 par value, 100,000,000 shares authorized,
authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	134,590
Accumulated deficit	(180,335)	(157,256)
Total Stockholders’ Deficit	(45,445)	(22,366)

Total Liabilities and Stockholders’ Deficit	$2,096	$––

See accompanying notes to unaudited financial statements

eLuxuryHouse, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Sales	$––	$526	$––	$2,901

Cost of sales	––	290	––	2,362

Gross Profit	––	236	––	539

Operating Expenses
General and administrative	6,335	10,990	23,079	48,237
Impairment loss	––	8,637	––	8,637
Total Operating Expenses	6,335	19,627	23,079	56,874

Net Loss	$(6,335)	$(19,391)	$(23,079)	$(56,335)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	30,010,000	30,010,000	30,010,000	30,010,000

See accompanying notes to unaudited financial statements

eLuxuryHouse, Inc.

Statements of Changes in Stockholders' Deficit

For the Nine Months Ended March 31, 2009 (unaudited) and for the Year Ended June 30, 2008 (audited)

	Common Stock, $0.00001 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance June 30, 2007	30,010,000	300	100,990	(78,491)	22,799

Debt forgiveness - related parties	––	––	33,600	––	33,600
				––	––
Net Loss, 2008	––	––	––	(78,765)	(78,765)

Balance June 30, 2008	30,010,000	300	134,590	(157,256)	(22,366)

Net Loss, nine months ended March 31, 2009	––	––	––	(23,079)	(23,079)

Balance March 31, 2009 (unaudited)	30,010,000	$300	$134,590	$(180,335)	$(45,445)

See accompanying notes to unaudited financial statements

eLuxuryHouse, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,079)	$(56,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	––	11,001
Depreciation	––	942
Impairment loss		8,637
Changes in operating assets and liabilities:
Accounts Payable	(675)	––
Inventory	––	602
Net Cash Used In Operating Activities	(23,754)	(35,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	25,850	33,600
Repayment of advances - related parties	––	(1,159)
Net Cash Provided By Financing Activities	25,850	32,441

Net Increase (Decrease) in Cash	2,096	(2,712)

Cash - Beginning of Period	––	2,776

Cash - End of Period	$2,096	$64

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$––	$––
Interest	$––	$––

See accompanying notes to unaudited financial statements

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended June 30, 2008 and 2007, respectively. The interim results for the period ended March 31, 2009 are not necessarily indicative of results for the full fiscal year.

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

Significant estimates during fiscal year end 2009 and 2008 include the valuation allowance for deferred tax assets, primarily due to current and expected continuing losses

.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2009 and June 30, 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2009 and June 30, 2008, respectively, there were no balances that exceeded the federally insured limit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and loans payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2009 and 2008, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $23,079 and net cash used in operations of $23,754 for the nine months ended March 31, 2009; and a working capital deficit and a stockholder’s deficit of $45,445, and an accumulated deficit of $180,335 at March 31, 2009.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company generated minimal sales in 2008 and none in 2009.

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

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

Note 4 Loans Payable – Related Party

(A)

Nine Months Ended March 31, 2008

During the nine months ended March 31, 2008, the Company received an aggregate $33,600 from two former related party stockholders. The loans were non-interest bearing, unsecured and due on demand. On March 17, 2008, the Company’s majority stockholders sold all shares of common stock resulting in a change of control. The total amount due to the former related party stockholders prior to the sale were forgiven and credited to additional paid in capital.

During the nine months ended March 31, 2008, the Company repaid advances of $1,159 to two former related party stockholders.

(B)

Nine Months Ended March 31, 2009

During the nine months ended March 31, 2009, the Company received an aggregate $25,850 from an affiliate of our Chief Executive Officer. The loans were non-interest bearing, unsecured and due on demand. However, if payment is not made upon demand, the advances would be in default, and the default interest rate would be 7%.

100% of all debt financing in 2009 was financed by an affiliate of our Chief Executive Officer.

Note 5 Subsequent Event

During April 2009, the Company received $6,000 from an affiliate of our Chief Executive Officer. The loan was non-interest bearing, unsecured and due on demand. However, if payment is not made upon demand, the advances would be in default, and the default interest rate would be 7%.

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

The following is a discussion and analysis of our financial condition and results of operations for the three months and nine month periods ended March 31, 2009, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We had no revenue for the three months ended March 31, 2009, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008. We had sales of $526 during the three months ended March 31, 2008. Cost of sales during the three months ended March 31, 2008 was $290. Our general and administrative expenses for the three months ended March 31, 2009 were $6,335, reflecting a 42% decrease from $10,990 for the three months ended March 31, 2008. The largest component of our general and administrative expenses for the quarter ended March 31, 2009 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $6,335 for the three months ended March 31, 2009, compared to a loss from operations of $19,391 for the three months ended March 31, 2008.

Nine months Ended March 31, 2009 Compared to the Nine months Ended March 31, 2008

We had no revenue for the nine months ended March 31, 2009, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008. We had sales of $2,901 during the nine months ended March 31, 2008. Cost of sales during the nine months ended March 31, 2008 was $2,362.

Our general and administrative expenses for the nine months ended March 31, 2009 were $23,079, a decrease of $25,158 or approximately 52% from our general and administrative expenses for the nine months ended March 31, 2008 of $48,237. The largest component of our general and administrative expenses for the nine months ended March 31, 2009 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $23,079 for the nine months ended March 31, 2009, compared to a loss from operations of $56,335 for the nine months ended March 31, 2008.

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

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of $6,335 for the three months ended March 31, 2009, and at March 31, 2009 we had an accumulated deficit of $180,335. We have only a small amount of cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

During the period from July 21, 2005 (inception) to June 30, 2006, two of our largest non-management shareholders provided us with cash advances in the aggregate amount of $36,500, which we repaid as of March 31, 2008. Those shareholders advanced us $18,600 and $15,000, respectively, during the fiscal year ended June 30, 2008 for working capital purposes. Both of those shareholders have sold a majority of their eLuxuryHouse stock to WebSky and they have not made any additional cash advances to us. During the three months ended March 31, 2009 WebSky advanced funds to us to permit us to pay our expenses.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We did not hold any market risk sensitive instruments as of March 31, 2009, March 31, 2008, or June 30, 2008.

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

Our management, including our chief executive officer and our chief financial officer, did not take office until Mach 17, 2008, when WebSky, Inc. purchased a controlling interest in us. Accordingly, the financial statements for the three and nine month periods ended March 31, 2008 included in this report were prepared based upon financial information gathered by prior management. During the last fiscal year, prior management concluded that our financial controls “were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting ad reporting requirements.” After March 17, 2008, our management engaged the services of a certified public accountant to assist in the preparation of financial statements and reports.

Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Current management took office on March 17, 2008. We did not conduct any material business operations during the period from March 17, 2008 through March 31, 2009.

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

Changes in Internal Control over Financial Reporting

Current management is not aware of any changes in our internal controls over financial reporting implemented during the three months ended March 31, 2009 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting. However, as discussed above, current management took office on March 17, 2008 and has not evaluated the internal controls over financial reporting that were in place prior to that date, which prior management reported were “not effective”

PART II - OTHER INFORMATION

Item 6.

Exhibits

Exhibit Numbers	Description
3.1	Articles of Incorporation, as Amended†
3.2	By-Laws†
4.1	Specimen of Common Stock Certificate.†
31	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification *

———————

†

Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eLuxuryHouse, Inc

Date: May 19, 2009	By:	/s/ DOUGLAS HAFFER
Douglas Haffer, President (Chief Executive Officer)

Date: May 19, 2009	By:	/s/ EDUARDO AXTLE
Eduardo Axtle Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description
3.1	Articles of Incorporation, as Amended†
3.2	By-Laws†
4.1	Specimen of Common Stock Certificate.†
31	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification *

———————

†

Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*

Filed herewith