Form 10-K
period 2009-06-30
eLuxuryHouse, Inc.
filed 2009-10-13
CIK 1354582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

eLuxuryHouse, Inc.

(Name of small business issuer as specified in its charter)

———————

Florida	333-140710	###-##-####
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

WebSky, Inc.

160 Franklin St., Suite 201

Oakland, CA 94607

(Address of principal executive offices) (Zip Code)

(415) 296-5120

Issuer’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		✓ Yes		No

The issuer’s revenues for the fiscal year ended June 30, 2009 were $0

There is no market for the common stock of the issuer. Accordingly, the approximate aggregate market value of voting common stock held by nonaffiliates of the issuer cannot be determined.

Number of shares of common stock outstanding as of October 9, 2009 was 30,010,000

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ELUXURYHOUSE, INC.

TABLE OF CONTENTS

PAGE
PART I

                      Item 1 – Description of Business

1

                      Item 2 – Properties

3

                      Item 3 – Legal Proceedings

3

                      Item 4 – Submission of Matters to a Vote of Security Holders

3

PART II

                      Item 5 – Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities

4

                      Item 6 – Selected Financial Data

4

                      Item 7 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations

4

                      Item 7A – Quantitative and Qualitative Disclosures about Market Risk

5

                      Item 8 – Financial Statements and Supplementary Data.

6

                      Item 9 – Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

18

                      Item 9A(T) – Controls and Procedures

18

                      Item 9B – Other Information

19

PART III

                      Item 10 – Directors, Executive Officers and Corporate Governance

20

                      Item 11 – Executive Compensation

21

                      Item 12 – Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

21

                      Item 13 – Certain Relationships and Related Transactions, and Director Independence

22

                      Item 14 – Principal Accountant Fees and Services

22

PART IV

                      Item 15 – Exhibits, Financial Statement Schedules.

23

SIGNATURES

24

i

PART I

Statements made in this Form 10-K that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

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

Competition

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

We May Not Be Able to Obtain Sufficient Capital to Operate Our Planned Business. We had no cash on hand as of June 30, 2009, and we had to borrow money from some of our shareholders to meet our operating expense. Although WebSky may provide us with cash to meet our near term working capital needs, WebSky has limited financial resources and is not legally obligated to finance our operations. Accordingly, we will have to obtain sufficient financing to enter the telecommunications business. There is no assurance that such financing will be made available to us.

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

Employees

As of June 30, 2009, we employed two persons on a part-time basis.

Item 2.

Properties

Our principal offices are at 160 Franklin Street, Suite 201, Oakland, CA 94607. The office space comprises approximately 1,190 square feet and is occupied by our controlling shareholder WebSky, Inc. under a lease that expires on Novermber 30, 2010. WebSky pays $2,800 per month as rent for the space. The exact amount of rent and other lease expense that will be allocated to us has not yet been determined, but a significant portion of those expenses will be allocated to us if we are successful in generating sufficient operating revenues to pay those costs.

Item 3.

Legal Proceedings

We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There is no public market for our common stock. As of October 9, 2009 our common stock was held of record by 55 stockholders.

We have paid no dividends on our common stock since inception and we do not plan to pay dividends on our common stock in the foreseeable future.

We did not have any stock option plans in effect or any stock options or warrants outstanding during the fiscal year ended June 30, 2009.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed to engage in internet based retail sales of authentic, designer merchandise and personal accessories, including jewelry, offered at discount prices, but we do not have any inventory or a significant amount of other assets and we have not generated substantial revenues since inception.

As a result of a sale of our common stock by certain stockholders to WebSky, Inc. during March 2008, we are now an 81% owned subsidiary of WebSky. WebSky plans to change the focus of our business. We will seek to enter the wireless telecommunications business abroad by seeking opportunities in Argentina and other parts of the world.

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

Results of Operations

Year Ended June 30, 2009 and Year Ended June 30, 2008

We had no revenue for the fiscal year ended June 30, 2009, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008. Our revenues for the fiscal year ended June 30, 2008 were $2,901. Our gross profit was $539 in fiscal 2008. However, during the third quarter of 2008 we discontinued our internet sales business.

We incurred general and administrative expenses of $31,378 during fiscal year 2009 compared to $79,304 during fiscal year 2008. Most of our general and administrative expenses were accounting and legal fees.

We had a net loss of $31,378 during fiscal year 2009 compared to a net loss of $78,765 during the fiscal year ended June 30, 2008. The decreased loss is attributable to decreased general and administrative expenses.

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

As reflected in the financial statements appearing in this Report, we sustained a net loss of $31,378 for the fiscal year ended June 30, 2009, and at June 30, 2009 we had an accumulated deficit of $188,634. We have $381 cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

Our operations have been funded primarily by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement that raised $100,000 in gross proceeds during February and March 2006. These funds have been used for working capital and general corporate purposes in furtherance of our original business plan. During the period from July 21, 2005 (inception) to June 30, 2006, two of our largest non-management shareholders provided us with cash advances in the aggregate amount of $36,500, which we repaid as of March 31, 2007. Those shareholders advanced us $18,600 and $15,000, respectively, during the nine months ended March 31, 2008 for working capital purposes. Both of those shareholders have sold most of their eLuxuryHouse stock to WebSky and they are not expected to make any additional cash advances to us. WebSky advanced us $60,091 since March 17, 2008 to permit us to pay our expenses

Our ability to enter the telecommunications field under our new business plan is dependent upon our ability to obtain financing for that purpose, including financing for the acquisition of equipment, licenses, or businesses, and working capital to operate any business that we may start or acquire. Although WebSky (an affiliate of our Chief Executive Officer) may provide us with cash to meet our near term capital needs, WebSky has only limited financial resources and we do not consider WebSky to be a long term source of financing.

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

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

We did not hold any market risk sensitive instruments as of June 30, 2009 or June 30, 2008.

Item 8.

Financial Statements and Supplementary Data.

ELUXURYHOUSE, INC.

FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firm	7

Financial Statements:

Balance Sheets - As of June 30, 2009 and 2008	8

Statements of Operations -
For the Years Ended June 30, 2009 and 2008	9

Statement of Changes in Stockholders’ Deficit –
For the Years Ended June 30, 2009 and 2008	10

Statements of Cash Flows -
For the Years Ended June 30, 2009 and 2008	11

Notes to Financial Statements	12-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

eLuxuryHouse, Inc.

We have audited the accompanying balance sheets of eLuxuryHouse, Inc., as of June 30, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eLuxuryHouse, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $31,378 and net cash used in operations of $31,469 for the year ended June 30, 2009; and a working capital deficit and stockholders’ deficit of $53,744 and an accumulated deficit of $188,634 at June 30, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida

October 5, 2009

551 NW 77th Street, Suite 107 • Boca Raton, FL 33487

Phone: (561) 864-4444 • Fax: (561) 892-3715

www.bermancpas.com • info@bermancpas.com

Registered with the PCAOB • Member AICPA Center for Audit Quality

Member American Institute of Certified Public Accountants

Member Florida Institute of Certified Public Accountants

eLUXURYHOUSE, INC.

BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS

Current Assets
Cash	$381	$—
Total Current Assets	381	—

Total Assets	$381	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$2,534	$2,625
Notes payable - related party	51,591	19,741
Total Current Liabilities	54,125	22,366

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized, authorized, none issued and outstanding)	—	—
Common stock ($0.00001 par value, 100,000,000 shares authorized, authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	134,590
Accumulated deficit	(188,634)	(157,256)
Total Stockholders’ Deficit	(53,744)	(22,366)

Total Liabilities and Stockholders’ Deficit	$381	$—

See accompanying notes to financial statements

eLUXURYHOUSE, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30, 2009	June 30, 2008

Sales	$—	$2,901

Cost of sales	—	2,362

Gross profit	—	539

General and administrative	31,378	79,304

Net loss	$(31,378)	$(78,765)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	30,010,000	30,010,000

See accompanying notes to financial statements

eLUXURYHOUSE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock, $.00001 Par Value		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance June 30, 2007	30,010,000	$300	$100,990	$(78,491)	$22,799

Debt forgiveness - related parties	—	—	33,600	—	33,600

Net Loss, 2008	—	—	—	(78,765)	(78,765)

Balance June 30, 2008	30,010,000	300	134,590	(157,256)	(22,366)

Net Loss, 2009	—	—	—	(31,378)	(31,378)

Balance June 30, 2009	30,010,000	$300	$134,590	$(188,634)	$(53,744)

See accompanying notes to financial statements

eLUXURYHOUSE, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,378)	$(78,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	11,001
Depreciation	—	942
Impairment loss	—	8,637
Changes in operating assets and liabilities:
Accounts Payable	(91)	2,625
Inventory	—	602
Net Cash Used In Operating Activities	(31,469)	(54,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	31,850	53,341
Repayment of notes payable - related parties	—	(1,159)
Net Cash Provided By Financing Activities	31,850	52,182

Net Increase (Decrease) in Cash	381	(2,776)

Cash - Beginning of Year	—	2,776

Cash - End of Year	$381	$—

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Income Taxes	$—	$—
Interest	$—	$—

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Debt forgiveness - related parties	$—	$33,600

See accompanying notes to financial statements

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

eLuxuryHouse, Inc. (“the Company”) was incorporated in the State of Florida on July 21, 2005.

On March 17, 2008, WebSky, Inc. (“WebSky”), a Nevada corporation, purchased 27,309,100 shares (the “Control Shares”) (91% of the outstanding shares) of the Company’s common stock from existing shareholders. This transaction resulted in a change of control. In connection with this sale, the Company intends to change the focus of the business. The Company was formerly engaged in internet-based retail sales of authentic designer merchandise including handbags, wallets, belts, watches, jewelry and other personal accessories offered at discount prices. These nominal operations ceased in March 2008.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2009 and 2008 respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2009 and 2008 respectively, there were no balances that exceeded the federally insured limit.

Equipment

During the year ended June 30, 3008, the Company recognized an impairment loss of $3,749 in connection with the sale of the control shares and its intended new focus of business operations. There were no impairment charges taken during the year ended June 30, 2009.

Website Development

During the year ended June 30, 2008, the Company recognized an impairment loss of $4,888 in connection with the sale of the control shares and its intended new focus of business operations. There were no impairment charges taken during the year ended June 30, 2009.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009 AND 2008

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and notes payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

Revenue Recognition

During 2008, the Company recorded revenue when all of the following occurred; (1) persuasive evidence of an arrangement existed, (2) product delivery had occurred, (3) the sales price to the customer was fixed or determinable, and (4) collectibility was reasonably assured. The Company recognized revenue from its retail sales of personal accessories via the internet when the product was shipped to the customer.

The Company also offered a three-day right of return on all goods purchased. For the years ended June 30, 2009 and 2008, there were no returns, respectively. The Company has not estimated any additional sales returns based on historical or expected future results and there were no sales subject to return at June 30, 2009 and 2008, respectively.

Advertising

Costs incurred for advertising are charged to operations as incurred. For the year ended June 30, 2009 and 2008, advertising expense was $0 and $360, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities be recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company evaluates for uncertain tax positions under a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At June 30, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2009 and 2008, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009 AND 2008

Stock-based compensation

All share-based payments to employees are recorded and expensed in the statement of operations. The measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

There was no stock based compensation recorded during the years ended June 30, 2009 and 2008.

Non-employee stock based compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

There was no third party stock based compensation recorded during the years ended June 30, 2009 and 2008.

Segment Information

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

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009 AND 2008

In January 2009, the Company adopted the provisions of Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5) which was ratified by the Financial Accounting Standards Board on June 25, 2008 and became effective for financial statements issued after December 15, 2008. Earlier application was not permitted.  Under the provisions of EITF 07-5, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), may no longer be exempt from derivative accounting treatment under paragraph 11(A). of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133). As a result, warrants and embedded conversion features of convertible notes may no longer be recorded in equity, but may rather be recorded as a liability, which will be remeasured at fair value at each reporting date. Further, under derivative accounting, the warrants will be valued at their fair value, rather than their relative fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as derivative expense on the commitment date and upon marking to market on a periodic basis, the Company will record an adjustment to the statement of operations called change in fair value. The fair value of the embedded conversion feature will be added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts. The adoption of EITF 07-5 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $31,378 and net cash used in operations of $31,469 for the year ended June 30, 2009; and a working capital deficit and stockholders’ deficit of $53,744 and an accumulated deficit of $188,634 at June 30, 2009.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets. The Company has generated minimal sales since July 21, 2005 (inception) and ceased operations in 2008. The Company will require additional funding during the next twelve months to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009 AND 2008

NOTE 3 – INCOME TAXES

The Company has considered the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. Additionally the Company has established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $180,000 at June 30, 2009, expiring through 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008

Gross deferred tax assets:
Net operating loss carryforward	$68,000	$56,000
Total gross deferred tax assets	68,000	56,000
Less: valuation allowance	(68,000)	(56,000)
Deferred tax assets - net	$—	$—

The valuation allowance at June 30, 2008 was approximately $56,000. The net change in valuation allowance during the year ended June 30, 2009, was an increase of approximately $12,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2009.

The actual tax benefit differs from the expected tax benefit for the period ended June 30, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for state income taxes, a blended rate of 37.63%) as follows:

	June 30, 2009	June 30, 2008

Expected tax expense (benefit) - Federal	$(10,000)	$(25,000)
Expected tax expense (benefit) - State	(2,000)	(4,000)
Impairment loss	—	3,000
Total deferred tax assets	(12,000)	(26,000)
Change in valuation allowance	12,000	26,000
Actual tax expense (benefit)	$—	$—

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009 AND 2008

NOTE 4 – NOTES PAYABLE – RELATED PARTY

(A)

Year Ended June 30, 2008

During the year ended June 30, 2008, the Company received $33,600 from two former related party stockholders. The notes were non-interest bearing, unsecured and due on demand. On March 17, 2008, the Company’s majority stockholders sold all of their shares of common stock resulting in a change of control. The total amount due to these former related party stockholders prior to the sale were forgiven and credited to additional paid in capital.

During the year ended June 30, 2008, the Company executed notes payable of $19,741 with Websky. These notes are unsecured and due on demand. Interest, at 7%, is payable only upon default. No amounts are in default.

The Company repaid $1,159 in 2008 pertaining to loans received during 2007.

(B)

Year Ended June 30, 2009

During the year ended June 30, 2009, the Company executed notes payable of $31,850 with Websky. These notes are unsecured and due on demand. Interest, at 7%, is payable only upon default. No amounts are in default.

100% and 37%, respectively, of all debt financing in 2009 and 2008 was from Websky.

NOTE 5 – SUBSEQUENT EVENT

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and October 5, 2009, the date the financial statements were issued.

In July 2009, the Company executed notes payable of $8,500 with Websky. The advances bear interest at 7%. This note is due on demand. Interest is payable only upon default.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

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

In connection with DB’s review of our unaudited financial statements for the period ended March 31, 2007, DB advised our prior management that in its view, we did not maintain adequate accounting records to accurately and timely prepare our financial statements and that we must develop a system of internal controls that insures prompt and accurate reporting.

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

Item 9A(T).

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

Our management, including our principal executive officers and our principal financial officer, did not take office until Mach 17, 2008, when WebSky, Inc. purchased a controlling interest in us. Accordingly, the financial statements for the fiscal year ended June 30, 2008 included in this report were prepared based upon financial information gathered by prior management. During the previous accounting period, prior management concluded that our financial controls “were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting ad reporting requirements.”

Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-K annual report. Current management took office on March 17, 2008. We did not conduct any material business operations during the period from March 17, 2008 through June 30, 2009.

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

Changes in Internal Control over Financial Reporting

Current management is not aware of any changes in our internal controls over financial reporting during the fiscal year ended June 30, 2009 implemented that materially affected or that could reasonably likely materially affect our internal controls over financial reporting. However, as discussed above, current management took office on March 17, 2008 and has not evaluated the internal controls over financial reporting that were in place prior to that date, which prior management reported were “not effective”

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective. However, this assessment was based upon the fact that we do not have any current business operations and we do not have any employees, officers, or directors other than our Chief Executive Officer, our Treasurer, and our Chief Technology Officer.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.

Other Information

Not applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names and ages of our directors and executive officers are as follows:

Douglas P. Haffer, 61, is the Chief Executive Officer and Chairman of the Company. Mr. Haffer has been the President of WebSky since 2004. Mr. Haffer was Chief Executive Officer and President of Semeca Inc.; from 2002 to 2004, at which time Semeca merged with WebSky. Semeca was a lessee of radio spectrum in the United States. Mr. Haffer served as Chief Executive Officer and President of World Wide Wireless Communications from 1999 to 2001.

Eduardo A. Axtle, Jr, 27, is Vice President, Secretary, and Treasurer of the Company. Mr. Axtle has been the Vice President, Treasurer, and Secretary of WebSky since 2004. Mr. Axtle was Vice President and Director of Semeca, Inc., from 2002 to 2004, at which time Semeca merged with WebSky. Semeca was a lessee of radio spectrum in the United States.

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

Executive Officers

Douglas P. Haffer, Eduardo A. Axtle, Jr. and Dana Miller are our only executive officers.

Dana Miller, 47, is Chief Technology Officer of the Company. Mr. Miller has been the Chief Technology Officer of WebSky since 2004. Mr. Miller was Vice President of Nextage Broadband Ltd., 2002 to 2004, at which time Mr. Miller was developing national wireless broadband systems in India.

There are no family relationships among our directors or officers.

Committees of the Board

The Board of Directors does not have an Audit Committee or any other committees.

Attendance At Board Meetings

During the fiscal year ended June 30, 2009, the Board of Directors met ___ times. No director attended fewer than 75% of the meetings of the Board.

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

Item 11.

Executive Compensation

We did not pay any compensation to our Chairman and Chief Executive Officer during the fiscal year ended June 30, 2009 or during the prior fiscal year:

We have not entered into employment agreements or compensation arrangements with Messrs. Haffer, Axtle and Miller and we have not determined to pay any compensation to them at this time. Messrs Haffer, Axtle and Miller may receive compensation from WebSky for serving as WebSky employees.

Stock Options

As of June 30, 2009 our Chief Executive Officer did not own any stock options.

Compensation of Directors

We did not pay any compensation to any of our directors during the past fiscal year. We may, in the future, pay compensation to any directors who are not our employees. Directors who are also our employees may receive compensation as employees but will not receive additional compensation for serving as directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 21, 2009 concerning beneficial ownership of common stock by each shareholder known by us to be the beneficial owner of 5% or more of our common stock. Information concerning certain beneficial owners of more than 5% of the common stock is based upon information shown by our stock transfer agent.

The following table shows certain information concerning ownership of our common stock by each shareholder known by our new management to be the beneficial owner of 5% or more of the our common stock.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

WebSky, Inc.	24,308,100	81%
160 Franklin St., Suite 201
Oakland, CA 94607

Douglas P. Haffer	1,500,500	5%
921 Front Street
Suite 220
San Francisco, CA 94111

Eduardo A. Axtle, Jr.	1,500,500	5%
921 Front Street
Suite 220
San Francisco, CA 94111

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of September 21, 2009 concerning beneficial ownership of our common stock by each member of the Board of Directors, our Chairman and Chief Executive Officer, and all officers and directors as a group.

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

The funds used by WebSky to purchase the Control Shares were obtained through a loan of $250,000 from Douglas P. Haffer, and a loan of $200,000 from Eduardo A. Axtle, Jr., who are executive officers and directors of WebSky. All loans are due on demand and bear interest at 7%, and are unsecured. The loans would be in default if demand is made and the Company could not repay these debt obligations. The Control Shares are pledged as collateral for the loans , and if WebSky were default in payment of the loans the lenders could, subject to compliance with applicable federal and state securities laws, sell the Control Shares and apply the proceeds to the repayment of the loans, or, if WebSky consents, retain the Control Shares as payment of the loans. We could experience a new change of control if such a sale or retention of the Control Shares by the lenders were to occur. WebSky also transferred a total of 3,001,000 of the Control Shares to the lenders in consideration of their extension of the loan.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Director Independence

None of our directors qualifies as “independent” in accordance with the listing standards of any national securities exchange or under Section 10A-3 of the Exchange Act.

Item 14.

Principal Accountant Fees and Services

Berman & Company, P.A. (“Berman & Company”) audited our annual financial statements for the fiscal years ended June 30, 2008 and June 30, 2009.

Audit Fees. Berman & Company billed us $21,000 in fiscal year 2009 and $21,000 in fiscal year 2008 for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-QSB.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a-1)

Financial Statements.

The following financial statements of eLuxuryhouse, Inc. are filed in the Form 10-K:

Notes to Financial Statements

(a-2)

Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3)

Exhibits.

Exhibit Numbers	Description
3.1	Articles of Incorporation.
3.3	By-Laws, As Amended.
4.1	Specimen of Common Stock Certificate.
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

———————

†

Incorporated by reference to Registration Statement on Form SB-2 (Reg. No. 333-140717) filed with the Securities and Exchange Commission on February 14, 2007.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th  day of October 2009.

eLUXURYHOUSE, INC.

By:	/s/ DOUGLAS HAFFER
Douglas Haffer,
Chairman and Chief Executive Officer

Signature	Title	Date

/s/ Douglas Haffer	Chairman, Chief Executive Officer	October 13, 2009
Douglas P. Haffer	and Director

/s/ Eduardo Axtle	Treasurer	October 13, 2009
Eduardo A. Axtle Jr.	(Principal Financial and
Accounting Officer) Secretary,
and Director

EXHIBIT INDEX

Exhibit Numbers	Description
3.1	Articles of Incorporation.
3.3	By-Laws, As Amended.
4.1	Specimen of Common Stock Certificate.
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

———————

†

Incorporated by reference to Registration Statement on Form SB-2 (Reg. No. 333-140717) filed with the Securities and Exchange Commission on February 14, 2007.

*

Filed herewith