Form 10-Q
period 2009-09-30
eLuxuryHouse, Inc.
filed 2009-11-23
CIK 1354582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-140710

eLuxuryHouse, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	###-##-####
(State or other jurisdiction of incorporation	(IRS Employer
or organization)	Identification No.)

160 Franklin Street

Suite 201

Oakland, California 94607

(Address of principal executive offices)

(510) 414-9640

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,010,000 shares, par value $0.00001 per share, as of November 23, 2009.

PART 1--FINANCIAL INFORMATION

Item 1.

Financial Statements

ELUXURYHOUSE, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

CONTENTS

Page(s)
Financial Statements:

Balance Sheets - As of September 30, 2009 (unaudited) and June 30, 2009 (audited)	1

Statements of Operations -
For the Three Months Ended September 30, 2009 and 2008 (unaudited)	2

Statements of Cash Flows -
For the Three Months Ended September 30, 2009 and 2008 (unaudited)	3

Notes to Financial Statements (unaudited)	4-7

eLuxuryHouse, Inc.

Balance Sheets

	September 30, 2009 (Unaudited)	June 30, 2009 (Audited)

Assets
Current Assets
Cash	$577	$381
Total Current Assets	577	381

Total Assets	$577	$381

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,810	$2,534
Notes payable - related party	60,091	51,591
Total Current Liabilities	61,901	54,125

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.00001 par value, 100,000,000 shares authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	134,590
Accumulated deficit	(196,214)	(188,634)
Total Stockholders’ Deficit	(61,324)	(53,744)

Total Liabilities and Stockholders’ Deficit	$577	$381

See accompanying notes to financial statements

eLuxuryHouse, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008

General and administrative	$7,580	$2,589

Net loss	$(7,580)	$(2,589)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	30,010,000	30,010,000

See accompanying notes to financial statements

eLuxuryHouse, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,580)	$(2,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	(724)	(1,461)
Net Cash Used In Operating Activities	(8,304)	(4,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	8,500	—
Repayment of notes payable - related parties	—	4,050
Net Cash Provided By Financing Activities	8,500	4,050

Net Increase in Cash	196	—

Cash - Beginning of Period	381	—

Cash - End of Period	$577	$—

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended June 30, 2009 and 2008, respectively. The interim results for the period ended September 30, 2009 are not necessarily indicative of results for the full fiscal year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2009 and June 30, 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2009 and June 30, 2009, respectively, there were no balances that exceeded the federally insured limit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and notes payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2009 and 2008, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Share based payment arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in general and administrative expense.

Segment Information

During fiscal year end June 30, 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the

ELUXURYHOUSE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,580 and net cash used in operations of $8,304 for the three months ended September 30, 2009; and a working capital deficit and stockholders’ deficit of $61,324 and an accumulated deficit of $196,214 at September 30, 2009.

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

Note 4 Notes Payable – Related Party

(A)

Fiscal Year Ended June 30, 2009

During the year ended June 30, 2009, the Company executed notes payable of $31,850 with Websky. These notes are unsecured and due on demand. Interest, at 7%, is payable only upon default. No amounts are in default.

(B)

Fiscal Year Ended June 30, 2010

In July 2009, the Company executed notes payable of $8,500 with Websky. The advances bear interest at 7%. This note is due on demand. Interest is payable only upon default.

100% of all debt financing in fiscal year June 30, 2010 and 2009 was from Websky.

Note 5 Subsequent Event

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 19, 2009, the date the financial statements were issued.

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

The following is a discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2009, and significant factors that could affect our prospective financial condition and results of operations. Historical results may not be indicative of future performance.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

We had no revenue for the three months ended September 30, 2009 and the three months ended September 30, 2008, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008. Our general and administrative expenses for the three months ended September 30, 2009 were $7,580, reflecting a 193% increase from $2,589 for the three months ended September 30, 2008. The largest component of our general and administrative expenses for the quarter ended September 30, 2009 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $7,580 for the three months ended September 30, 2009, compared to a loss from operations of $2,589 for the three months ended September 30, 2008.

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

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of $7,580 for the three months ended September 30, 2009, and at September 30, 2009 we had an accumulated deficit of $196,214. We have only a small amount of cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

For a time, our operations were funded by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement that raised $100,000 in gross proceeds during February and March 2006. These funds were used for working capital and general corporate purposes in furtherance of our original business plan, which was abandoned during March 2008. Subsequently, including during the three months ended September 30, 2009, our largest shareholders have advanced funds to us to permit us to pay our expenses.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We did not hold any market risk sensitive instruments as of September 30, 2009, September 30, 2008, or June 30, 2009.

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

Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. We did not conduct any material business operations during the three month period ending September 30, 2009.

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

Changes in Internal Control over Financial Reporting

Current management is not aware of any changes in our internal controls over financial reporting implemented during the three months ended September 30, 2009 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

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

eLuxuryHouse, Inc.

Date: November 23, 2009	/s/ Douglas Haffer
Douglas Haffer, President
(Chief Executive Officer)

Date: November 23, 2009	/s/ Eduardo Axtle
Eduardo Axtle
Chief Financial Officer

Exhibit

Numbers

Description

3.1

Articles of Incorporation†

3.2

By-Laws†

Rule 13a-14(a)/15d-14(a) Certification*

Section 1350 Certification*

†† Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*Filed herewith

13