Form 10-Q
period 2009-12-31
eLuxuryHouse, Inc.
filed 2010-02-23
CIK 1354582

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q

Washington, D.C. 20549

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number 333-140710

eLuxuryHouse, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	###-##-####
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☑ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,010,000 shares, par value $0.00001 per share, as of February 22, 2010.

PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONTENTS

Page(s)
Financial Statements:	1

Balance Sheets - As of December 31, 2009 (unaudited) and June 30, 2009 (audited)	1

Statements of Operations - For the Three Months Ended December 31, 2009 and 2008 (unaudited)	2

Statements of Cash Flows - For the Three Months Ended December 31, 2009 and 2008 (unaudited)	3

Notes to Financial Statements (unaudited)	4-9

eLuxuryHouse, Inc.
Balance Sheets
Assets

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Current Assets
Cash	$108	$381
Total Current Assets	108	381

Total Assets	$108	$381

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,810	$2,534
Notes payable - related party	71,091	51,591
Total Current Liabilities	72,901	54,125

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized, authorized, none issued and outstanding)	-	-
Common stock ($0.00001 par value, 100,000,000 shares authorized,authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	134,590
Accumulated deficit	(207,683)	(188,634)
Total Stockholders’ Deficit	(72,793)	(53,744)

Total Liabilities and Stockholders’ Deficit	$108	$381

See accompanying notes to financial statements

eLuxuryHouse, Inc.
Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

General and administrative	$12,469	$14,155	$19,049	$16,744

Net loss	$(12,469)	$(14,155)	$(19,049)	$(16,744)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the year - basic and diluted	30,010,000	30,010,000	30,010,000	30,010,000

See accompanying notes to financial statements

eLuxuryHouse, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Months Ended	Months Ended
	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,024)	$(16,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable		(2,175)
Net Cash Used In Operating Activities	(19,024)	(18,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	19,500	25,495
Repayment of notes payable - related parties	-	-
Net Cash Provided By Financing Activities	19,500	25,495

Net Increase in Cash	476	6,576

Cash - Beginning of Period	381	-

Cash - End of Period	$857	$6,576

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

See accompanying notes to financial statements

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At December 31, 2009 and June 30, 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2009 and June 30, 2009, respectively, there were no balances that exceeded the federally insured limit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and notes payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2009 and 2008, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

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
DECEMBER 31, 2009
(Unaudited)

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

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

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

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $12,469 and net cash used in operations of $12,469 for the three months ended December 31 2009; and a working capital deficit and stockholders’ deficit of $72,793 and an accumulated deficit of $207.683 at December 31, 2009.

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

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

Note 5 Subsequent Event

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2010 and February 22, 2010, the date the financial statements were issued.

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

The following is a discussion and analysis of our financial condition and results of operations for the six months ended December 31, 2009, and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

●
The acquisition of frequency spectrum in targeted emerging markets for the eventual development of wireless broadband internet (WiMAX and related) systems or for the eventual disposition of such frequency rights.

●
Securing radio spectrum and related licenses for the deployment and operation of wireless and wireline telecommunications operations, including, but not limited to, wireless broadband (WiMAX, community WiFi and other standards) and cellular telephony in Argentina and other nations in the Southern Hemisphere, as well as in a number of other targeted markets in South Asia and Southeast Asia.

●
In conjunction with strategic technological partners, further expand the development and deployment of wireless communications systems for national or local governments, in areas where we may acquire and control radio spectrum and in areas where we can partner with local spectrum licensees.

●
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

Results of Operations

Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

We had no revenue for the six months ended December 31, 2009 and the six months ended December 31, 2008, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008.  Our general and administrative expenses for the six months ended December 31, 2009 were $19,049, reflecting a 113% increase from $16,744 for the six months ended December 31, 2008.  The largest component of our general and administrative expenses for the quarter ended December 31, 2009 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $19,949 for the six months ended December 31, 2009, compared to a loss from operations of $16,744 for the six months ended December 31, 2008.

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

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of 19,049 for the six months ended December 31, 2009, and at December 31, 2009 we had an accumulated deficit of $207,683.  We have only a small amount of cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

For a time, our operations were funded by the sale of equity securities (1,000,000 shares at $0.10 per share) in a private placement that raised $100,000 in gross proceeds during February and March 2006.  These funds were used for working capital and general corporate purposes in furtherance of our original business plan, which was abandoned during March 2008.  Subsequently, including during the six months ended December 31, 2009, our largest shareholders have advanced funds to us to permit us to pay our expenses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not hold any market risk sensitive instruments as of December 31, 2009, December 31, 2008, or June 30, 2009.

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

Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report.  We did not conduct any material business operations during the six month period ending December 31, 2009.

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

Changes in Internal Control over Financial Reporting

Current management is not aware of any changes in our internal controls over financial reporting implemented during the six months ended December 31, 2009 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Numbers	Description

3.1	Articles of Incorporation, as Amended†

3.2	By-Laws†

4.1	Specimen of Common Stock Certificate.†

31.1	Rule 13a-14(a)/15d-14(a) Certification of Douglas Haffer, CEO *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eduardo Axtle, CFO*

32	Section 1350 Certification *

† Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eLuxuryHouse, Inc.

Date: February 22, 2010	By:	/s/ Douglas Haffer, President
Douglas Haffer, President
(Chief Executive Officer)

Company Name

Date: February 22, 2010	By:	/s/ Eduardo Axtle
Eduardo Axtle
Chief Financial Officer

Exhibit Numbers	Description

3.1	Articles of Incorporation†

3.2	By-Laws†

31.1	Rule 13a-14(a)/15d-14(a) Certification of Douglas Haffer, CEO *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eduardo Axtle, CFO*

32	Section 1350 Certification *

†† Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*Filed herewith