Form 10-Q/A
period 2009-12-31
eLuxuryHouse, Inc.
filed 2010-03-19
CIK 1354582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT No. 1 to
FORM 10-Q

(Mark One)

☑           AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________

Commission file number 333-140710

eLuxuryHouse, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	###-##-####
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

160 Franklin Street
Suite 201
Oakland, California 94607
(Address of principal executive offices)

(510) 414-9640
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,010,000 shares, par value $0.00001 per share, as of February 22, 2010.

ELUXURYHOUSE, INC.
FINANCIAL STATEMENTS
 DECEMBER 31, 2009

CONTENTS

Page(s)
Financial Statements:

Balance Sheets - As of December 31, 2009 (unaudited) and June 30, 2009 (audited)	F-1

Statements of Operations - For the Three and Six Months Ended December 31, 2009 and 2008 (unaudited)	F-2

Statements of Cash Flows - For the Six Months Ended December 31, 2009 and 2008 (unaudited)	F-3

Notes to Financial Statements (unaudited)	F-4

PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
eLuxuryHouse, Inc.
Balance Sheets

Assets

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Current Assets
Cash	$108	$381
Total Current Assets	108	381

Total Assets	$108	$381

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$2,640	$2,534
Notes payable - related party	71,091	51,591
Total Current Liabilities	73,731	54,125

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized,
authorized, none issued and outstanding)	-	-
Common stock ($0.00001 par value, 100,000,000 shares authorized,
authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	134,590
Accumulated deficit	(208,513)	(188,634)
Total Stockholders’ Deficit	(73,623)	(53,744)

Total Liabilities and Stockholders’ Deficit	$108	$381

eLuxuryHouse, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

General and administrative	$12,299	$14,155	19,879	16,744

Net loss	$(12,299)	$(14,155)	(19,879)	(16,744)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,010,000	30,010,000	30,010,000	30,010,000

eLuxuryHouse, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,879)	$(16,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	106	(2,175)
Net Cash Used In Operating Activities	(19,773)	(18,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	19,500	25,495
Net Cash Provided By Financing Activities	19,500	25,495

Net Increase (Decrease) in Cash	(273)	6,576

Cash - Beginning of Period	381	-

Cash - End of Period	$108	$6,576

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended June 30, 2009 and 2008, respectively.  The interim results for the period ended December 31, 2009 and 2008 are not necessarily indicative of results for the full fiscal year.

The Company initially filed these financial statements on Form 10-Q, however, this quarterly review had not been reviewed by our Independent Registered Public Accounting Firm (“Firm”).  Upon notification from our Firm and legal counsel, we filed Form 8-K item 4.02 as it pertains to non-reliance on previously issued financial statements. This filing herein is now a component of an amended Form 10-Q/A, which now includes compliant financial statements and footnotes under relevant PCAOB standards and procedures.

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

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

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
DECEMBER 31, 2009
(Unaudited)

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

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $19,879 and net cash used in operations of $19,773 for the six months ended December 31, 2009; and a working capital deficit and stockholders’ deficit of $73,623 and an accumulated deficit of $208,513 at December 31, 2009.

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

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

Note 4 Fair Value

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company's investment strategy is focused on capital preservation. The Company intends to invest in instruments that meet credit quality standards.  The current expectation is to maintain cash and cash equivalents, once these resources are available.

At December 31, 2009 and June 30, 2009, respectively, the Company has no instruments that require additional disclosure.

Note 5 Notes Payable – Related Party

(A)	Fiscal Year Ended June 30, 2009

During the year ended June 30, 2009, the Company executed notes payable of $31,850 with Websky.  These notes are unsecured and due on demand.  Interest, at 7%, is payable only upon default. No amounts are in default.

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

(B)	Fiscal Year Ended June 30, 2010

In July 2009, the Company executed notes payable of $8,500 with Websky.  The advances bear interest at 7%.  This note is due on demand.  Interest is payable only upon default.

In November 2009, the Company executed notes payable of $11,000 with Websky.  The advances bear interest at 7%.  This note is due on demand.  Interest is payable only upon default.

100% of all debt financing in fiscal year June 30, 2010 and 2009 was from Websky.

Note 6 Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 7 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and March 17, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

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

Results of Operations

Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

We had no revenue for the six months ended December 31, 2009 and the six months ended December 31, 2008, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008.  Our general and administrative expenses for the six months ended December 31, 2009 were $19,879, reflecting a 19% increase from $16,744 for the six months ended December 31, 2008.  The largest component of our general and administrative expenses for the quarter ended December 31, 2009 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $19,879 for the six months ended December 31, 2009, compared to a loss from operations of $16,744 for the six months ended December 31, 2008.

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

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of $19,879 for the six months ended December 31, 2009, and at December 31, 2009 we had an accumulated deficit of $208,513.  We have only a small amount of cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

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

On February 23, 2010, we filed our quarterly report on Form 10-Q for the three and six months ended December 31, 2009, prior to review of the financial statements by our independent accountant.  On February 23, 2010, our independent accountant notified us that disclosure should be made of the fact that they had not reviewed our interim financial statements contained in that Form 10-Q, and that reliance should not be made on those financial statements due to the lack of such review.  Our independent auditor has conducted the necessary review of the financial statements included in this amended Form 10-Q.

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

eLuxuryHouse, Inc.

Date: March 17, 2010	By:	/s/Douglas Haffer, President
Douglas Haffer, President
(Chief Executive Officer)

Date: March 17, 2010	By:	s/Eduardo Axtle
Eduardo Axtle
Chief Financial Officer

Exhibit Numbers	Description

3.1	Articles of Incorporation, as Amended†

3.2	By-Laws†

4.1	Specimen of Common Stock Certificate.†

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

†† Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*Filed herewith