Form 10-Q
period 2010-03-31
eLuxuryHouse, Inc.
filed 2010-09-21
CIK 1354582

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 333-140710

eLuxuryHouse, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	###-##-####
(State or other jurisdiction of incorporationor organization)	(IRS Employer Identification No.)

160 Franklin Street
Suite 201
Oakland, California 94607
(Address of principal executive offices)

(510) 414-9640
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  :Yes  ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,010,000 shares, par value $0.00001 per share, as of September 14, 2010.

PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELUXURYHOUSE, INC.
FINANCIAL STATEMENTS
 MARCH 31, 2010
(UNAUDITED)

CONTENTS

Page(s)
Financial Statements:

Balance Sheets - As of March 31, 2010 (unaudited) and June 30, 2009	3

Statements of Operations -	4
For the Three and Nine Months Ended March 31, 2010 and 2009 (unaudited)

Statements of Cash Flows -	5
For the Nine Months Ended March 31, 2010 and 2009 (unaudited)
6 to 8
Notes to Financial Statements (unaudited)

eLuxuryHouse, Inc.
Balance Sheets

Assets

	March 31, 2010	June 30, 2009
	(Unaudited)
Current Assets
Cash	$-	$381
Total Current Assets	-	381

Total Assets	$-	$381

Liabilities and Stockholders’ Deficit

Current Liabilities
Cash Overdraft	$100	$-
Accounts payable	1,524	2,534
Notes payable - related party	78,486	51,591
Total Current Liabilities	80,110	54,125

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized,
authorized, none issued and outstanding)	-	-
Common stock ($0.00001 par value, 100,000,000 shares authorized,
authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	134,590
Accumulated deficit	(215,000)	(188,634)
Total Stockholders’ Deficit	(80,110)	(53,744)

Total Liabilities and Stockholders’ Deficit	$-	$381

See accompanying notes financial statements.

eLuxuryHouse, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

General and administrative expenses	$6,487	$6,335	$26,366	$23,079

Net loss	$(6,487)	$(6,335)	$(26,366)	$(23,079)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	30,010,000	30,010,000	30,010,000	30,010,000

See accompanying notes financial statements.

eLuxuryHouse, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,366)	$(23,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	(1,010)	(675)
Net Cash Used In Operating Activities	(27,376)	(23,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft	100	-
Proceeds from notes payable - related party	26,895	25,850
Net Cash Provided By Financing Activities	26,995	25,850

Net Increase (Decrease) in Cash	(381)	2,096

Cash - Beginning of Period	381	-

Cash - End of Period	$-	$2,096

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes financial statements.

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of June 30, 2009 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

eLuxuryHouse, Inc. (“the Company”) was incorporated in the State of Florida on July 21, 2005.

On March 17, 2008, WebSky, Inc. (“WebSky”), a Nevada corporation, purchased 27,309,100 shares (the “Control Shares”) (91% of the outstanding shares) of the Company’s common stock from existing shareholders. This transaction resulted in a change of control. In connection with this sale, the Company intends to change the focus of the business.  The Company is currently inactive.

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

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2010 and 2009, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $26,366 and net cash used in operations of $27,376 for the nine months ended March 31, 2010; and a working capital deficit and stockholders’ deficit of $80,110 and an accumulated deficit of $215,000 at March 31, 2010.

The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
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

Note 4 Notes Payable – Related Party

In July 2009, the Company executed notes payable of $8,500 with Websky.  The advances bear interest at 7%.  This note is due on demand.  Interest is payable only upon default.

In November 2009, the Company executed notes payable of $11,000 with Websky.  The advances bear interest at 7%.  This note is due on demand.  Interest is payable only upon default.

In February 2010, the Company received advances from its Chief Executive Officer totaling $1,000 to pay Company expenses. The advances bear interest at 7% and are due in six months.  Interest is payable only upon default.

In March 2010, the Company received advances from its Chief Executive Officer totaling $6,395 to pay Company expenses. The advances bear interest at 7% and are due in six months.  Interest is payable only upon default.

100% of all debt financing in fiscal year June 30, 2010 was from Websky.

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

The following is a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended March 31, 2010, and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

Overview

We were formed to engage in internet based retail sales of authentic, designer merchandise and personal accessories, including jewelry, offered at discount prices.  However, we discontinued that business during 2008, and we do not have any inventory or other assets.  Since March 2008 we have not conducted any business operations, other than seeking new business opportunities in the wireless telecommunications field.

As a result of a sale of our common stock by certain stockholder to WebSky, Inc. during March 2008, we are now a 81% owned subsidiary of WebSky.  WebSky acquired its controlling interest with the plan to change the focus of our business to the wireless telecommunications business abroad, by seeking opportunities in Argentina and other parts of the world.   However, we have not been successful in that endeavor, due in part to the current economic climate and state of the capital markets which have precluded us from obtaining the capital required to acquire a new business, licenses, or other business assets.

Our plans to enter the wireless telecommunications business abroad have focused opportunities to:

•
Acquire frequency spectrum in targeted emerging markets for the eventual development of wireless broadband internet (WiMAX and related) systems or for the eventual disposition of such frequency rights.

•
Secure radio spectrum and related licenses for the deployment and operation of wireless and wireline telecommunications operations, including, but not limited to, wireless broadband (WiMAX, community WiFi and other standards) and cellular telephony in Argentina and other nations in the Southern Hemisphere, as well as in a number of other targeted markets in South Asia and Southeast Asia.

•
In conjunction with strategic technological partners, further expand the development and deployment of wireless communications systems for national or local governments, in areas where we may acquire and control radio spectrum and in areas where we can partner with local spectrum licensees.

•
Acquire other telecom companies in emerging market economies, in conjunction with efforts to acquire licensed broadband radio frequency spectra in order to enhance the value of the spectra and to support, broaden and facilitate the development those projects.

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

Entering the Wireless Broadband Telecommunications Business

Our ability to enter the telecommunications field is dependent upon our ability to develop opportunities in targeted markets and to obtain financing for the acquisition of equipment, licenses, or businesses, and working capital to operate any business that we may start or acquire.   The current economic climate and conditions in the capital markets have precluded us from obtaining the capital required to acquire a new business, licenses, or other business assets.  Although WebSky (an affiliate of our Chief Executive Officer) may provide us with cash to meet our near term capital needs, WebSky has only limited financial resources and we do not consider WebSky to be a long term source of financing.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We had no revenue for the three months ended March 31, 2010 and 2009, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008.  Our general and administrative expenses for the three months ended March 31, 2010 were $6,487, reflecting a slight increase from $6,335 for the three months ended March 31, 2009.  The largest component of our general and administrative expenses for the quarter ended March 31, 2010 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $6,487 for the three months ended March 31, 2010, compared to a loss from operations of $6,335 for the three months ended March 31, 2009.

Nine months Ended March 31, 2010 Compared to the Nine months Ended March 31, 2009

We had no revenue for the nine months ended March 31, 2010 and 2009, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008.

Our general and administrative expenses for the nine months ended March 31, 2010 were $26,366, an increase of $3,287 or approximately 14% from our general and administrative expenses for the nine months ended March 31, 2009 of $23,079.  The largest component of our general and administrative expenses for the nine months ended March 31, 2010 was professional fee expenses.

As a result of the foregoing, we incurred a loss from operations of $26,366 for the nine months ended March 31, 2010, approximately a 14% increase in loss from operations from the $23,079 loss for the nine months ended March 31, 2009.

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

As reflected in the unaudited financial statements appearing in this Report, we sustained a net loss of $26,366 for the nine months ended March 31, 2010, and at March 31, 2010 we had an accumulated deficit of $215,000.  We have no cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.  During the three months ended March 31, 2010, our largest shareholder has advanced funds to us to permit us to pay our expenses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not hold any market risk sensitive instruments as of March 31, 2010 or March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report.  We did not conduct any material business operations during the three and nine month periods ending March 31, 2010.

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

Changes in Internal Control over Financial Reporting

Current management is not aware of any changes in our internal controls over financial reporting implemented during the three months ended March 31, 2010 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Numbers	Description

3.1	Articles of Incorporation, as Amended†

3.2	By-Laws†

4.1	Specimen of Common Stock Certificate.†

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

† Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eLuxuryHouse, Inc.

Date: September 15, 2010	s/Douglas Haffer, Presdient
Douglas Haffer, President
(Chief Executive Officer)

Date: September 15, 2010	s/Eduardo Axtle
Eduardo Axtle
Chief Financial Officer

Exhibit Numbers	Description

3.1	Articles of Incorporation, as Amended†

3.2	By-Laws†

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

† Incorporated by reference to Registration Statement on Form SB 333-140717 filed with the Securities and Exchange Commission on February 14, 2007.

*Filed herewith