Form 10-K
period 2010-06-30
eLuxuryHouse, Inc.
filed 2010-12-27
CIK 1354582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___to __

Commission file number 333-140710

eLuxuryHouse, Inc
(Name of small business issuer as specified in its charter)

Florida	###-##-####
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

26 Cathy Lane
Oakland, California 94619
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code (510) 414-9640
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☑  No  ☐

The issuer’s revenues for the fiscal year ended June 30, 2010 were $0

There is no market for the common stock of the issuer.  Accordingly, the approximate aggregate market value of voting common stock held by nonaffiliates of the issuer cannot be determined.

Number of shares of common stock outstanding as of December 23, 2010 was 30,010,000

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

●
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

We May Not Be Able to Obtain Sufficient Capital to Operate Our Planned Business.  We had no cash on hand as of June 30, 2010, and we have had to borrow money from some of our shareholders to meet our operating expense.  Although WebSky may provide us with cash to meet our near term working capital needs, WebSky has limited financial resources and is not legally obligated to finance our operations.  Accordingly, we will have to obtain sufficient financing to enter the telecommunications business.  There is no assurance that such financing will be made available to us.

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

Employees

As of June 30, 2010, we had no employees.  Our executive officers do not receive any compensation.

ITEM 2.  PROPERTIES

Our principal offices are at 26 Cathy Lane, Oakland, CA 94619.  The office space comprises approximately 750 square feet and is occupied by our controlling shareholder WebSky, Inc. under a lease that expires on November 30, 2011.  WebSky pays $1,000 per month as rent for the space.  The exact amount of rent and other lease expense that will be allocated to us has not yet been determined, but a significant portion of those expenses will be allocated to us if we are successful in generating sufficient operating revenues to pay those costs.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for our common stock.  As of October 9, 2010 our common stock was held of record by 55 stockholders.

We have paid no dividends on our common stock since inception and we do not plan to pay dividends on our common stock in the foreseeable future.

We did not have any stock option plans in effect or any stock options or warrants outstanding during the fiscal year ended June 30, 2010.

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

As a result of a sale of our common stock by certain stockholders to WebSky, Inc. during March 2008, we are now an 81% owned subsidiary of WebSky.  WebSky acquired control of us with the plan to change the focus of our business by seeking opportunities to enter the wireless communications business in Argentina and other parts of the world.

We have not yet acquired any business assets or entered the wireless telecommunications business.  Our ability to enter the telecommunications field is dependent upon our ability to develop opportunities in targeted markets and to obtain financing for the acquisition of equipment, licenses, or businesses, and working capital to operate any business that we may start or acquire.  Although WebSky provided us with some cash to meet our near term capital needs, WebSky has only limited financial resources and we do not consider WebSky to be a long term source of financing.

Results of Operations

Year Ended June 30, 2010 and Year Ended June 30, 2009

We had no revenue for the fiscal years ended June 30, 2010 and 2009, as we discontinued our internet sales operations during the fiscal year ended June 30, 2008.

We incurred general and administrative expenses of $30,816 during fiscal year 2010 compared to $31,378 of expenses during fiscal year 2009.  Virtually all of our general and administrative expenses were accounting and legal fees.

We had a net loss of $30,816 during fiscal 2010, compared to a net loss of $31,378 during fiscal year 2009, reflecting the fact that we incurred general and administrative expenses but had no other expenses and no revenues.

Liquidity and Capital Resources

Our audited financial statements appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management realizes that we must generate revenue or obtain sufficient capital sufficient to enable us to meet our operating expenses.  If we are unable to generate operating revenues or obtain working capital, we may abandon our search for business opportunities to acquire.

As reflected in the financial statements appearing in this Report, we sustained a net loss of $30,816 for the fiscal year ended June 30, 2010, and at June 30, 2010 we had an accumulated deficit of $219,450.  We have no cash on hand and our ability to continue as a going concern is dependent on our ability to raise additional capital and to further implement our new business plan.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not hold any market risk sensitive instruments as of June 30, 2010 or June 30, 2009.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.  CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-K annual report.  We did not conduct any material business operations during the fiscal year ended June 30, 2010.

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

Changes in Internal Control over Financial Reporting

Current management is not aware of any changes in our internal controls over financial reporting during the fiscal year ended June 30, 2010 implemented that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.  However, this assessment was based upon the fact that we do not have any current business operations and we do not have any employees, officers, or directors other than our Chief Executive Officer, our Treasurer, and our Chief Technology Officer.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are as follows:

Douglas P. Haffer, 62, is the Chief Executive Officer and Chairman of the Company.  Mr. Haffer has been the President of WebSky since 2004.  Mr. Haffer was Chief Executive Officer and President of Semeca Inc.; from 2002 to 2004, at which time Semeca merged with WebSky.  Semeca was a lessee of radio spectrum in the United States.  Mr. Haffer served as Chief Executive Officer and President of World Wide Wireless Communications from 1999 to 2001.

Eduardo A. Axtle, Jr, 28, is Vice President, Secretary, and Treasurer of the Company.  Mr. Axtle has been the Vice President, Treasurer, and Secretary of WebSky since 2004.  Mr. Axtle was Vice President and Director of Semeca, Inc., from 2002 to 2004, at which time Semeca merged with WebSky.  Semeca was a lessee of radio spectrum in the United States.

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

Executive Officers

Douglas P. Haffer, Eduardo A. Axtle, Jr. and Dana Miller are our only executive officers.

Dana Miller, 48, is Chief Technology Officer of the Company.  Mr. Miller has been the Chief Technology Officer of WebSky since 2004.  Mr. Miller was Vice President of Nextage Broadband Ltd., 2002 to 2004, at which time Mr. Miller was developing national wireless broadband systems in India.

There are no family relationships among our directors or officers.

Committees of the Board

The Board of Directors does not have an Audit Committee or any other committees.

Attendance At Board Meetings

During the fiscal year ended June 30, 2010, the Board of Directors met 2 times.  No director attended fewer than 75% of the meetings of the Board.

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

ITEM 11.  EXECUTIVE COMPENSATION

We did not pay any compensation to our Chairman and Chief Executive Officer during the fiscal year ended June 30, 2010 or during the prior fiscal year:

We have not entered into employment agreements or compensation arrangements with Messrs. Haffer, Axtle and Miller and we have not determined to pay any compensation to them at this time.  Messrs Haffer, Axtle and Miller may receive compensation from WebSky for serving as WebSky employees.

Stock Options

As of June 30, 2010 our Chief Executive Officer did not own any stock options.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of November 29, 2010 concerning beneficial ownership of common stock by each shareholder known by us to be the beneficial owner of 5% or more of our common stock.  Information concerning certain beneficial owners of more than 5% of the common stock is based upon information shown by our stock transfer agent.

The following table shows certain information concerning ownership of our common stock by each shareholder known by our new management to be the beneficial owner of 5% or more of the our common stock.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

WebSky, Inc. 26 Cathy Lane Oakland, CA 94619	24,308,100	81%

Douglas P. Haffer 26 Cathy Lane Oakland, CA 94619	1,500,500	5%

Eduardo A. Axtle, Jr. 26 Cathy Lane Oakland, CA 94619	1,500,500	5%

Security Ownership of Management

The following table sets forth information as of November 29, 2010 concerning beneficial ownership of our common stock by each member of the Board of Directors, our Chairman and Chief Executive Officer, and all officers and directors as a group.

	Number of Shares	Percent of Class

Douglas P. Haffer	1,500,500	5%
Eduardo A. Axtle Jr.	1,500,500	5%
All officers and directors	3,001,000	10%
as a group (3 persons)
 __________________________
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Berman & Company, P.A. (“Berman & Company”) audited our annual financial statements for the fiscal years ended June 30, 2009 and June 30, 2010.

Audit Fees.  Berman & Company billed us $15,000 in fiscal year 2010, and $21,000 in fiscal year 2009 for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-QSB and Form 10-Q.

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

(a-3) Exhibits.

Exhibit Numbers	Description

3.1	Articles of Incorporation.

3.3	By-Laws, As Amended.

4.1	Specimen of Common Stock Certificate.

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

†Incorporated by reference to Registration Statement on Form SB-2 (Reg. No. 333-140717) filed with the Securities and Exchange Commission on February 14, 2007.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December 2010.

eLUXURYHOUSE, INC.

By:	/s/Douglas Haffer
Douglas Haffer,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Douglas Haffer	Chairman, Chief Executive Officer and Director	December 23, 2010
Douglas P. Haffer

/s/Eduardo Axtle	Treasurer	December 23, 2010
Eduardo A. Axtle Jr.	(Principal Financial and Accounting Officer) Secretary, and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

During the fiscal year ended June 30, 2010, the registrant did not sent an annual report to its security holders and did not send any proxy statement, form of proxy or other proxy soliciting material to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

Exhibit Numbers	Description

3.1	Articles of Incorporation.

3.3	By-Laws, As Amended.

4.1	Specimen of Common Stock Certificate.

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

†Incorporated by reference to Registration Statement on Form SB-2 (Reg. No. 333-140717) filed with the Securities and Exchange Commission on February 14, 2007.

ELUXURYHOUSE, INC.
FINANCIAL STATEMENTS
 JUNE 30, 2010 AND 2009

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
eLuxuryHouse, Inc.

We have audited the accompanying balance sheets of eLuxuryHouse, Inc., as of June 30, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eLuxuryHouse, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss of $30,816 and net cash used in operations of $31,276 for the year ended June 30, 2010; and a working capital deficit and stockholders’ deficit of $84,560 and an accumulated deficit of $219,450 at June 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
November 3, 2010

eLuxuryHouse, Inc.
Balance Sheets

Assets

	June 30, 2010	June 30, 2009
	(Audited)	(Audited)
Current Assets
Cash	$-	$381
Total Current Assets	-	381

Total Assets	$-	$381

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$2,074	$2,534
Notes payable	4,000	-
Notes payable - related party	78,486	51,591
Total Current Liabilities	84,560	54,125

Stockholders’ Deficit
Preferred stock ($0.00001 par value, 20,000,000 shares authorized,
authorized, none issued and outstanding)	-	-
Common stock ($0.00001 par value, 100,000,000 shares authorized,
authorized, 30,010,000 shares issued and outstanding)	300	300
Additional paid in capital	134,590	134,590
Accumulated deficit	(219,450)	(188,634)
Total Stockholders’ Deficit	(84,560)	(53,744)

Total Liabilities and Stockholders’ Deficit	$-	$381

See accompanying notes to financial statements.

eLuxuryHouse, Inc.
Statements of Operations

	Year Ended
	June 30, 2010	June 30, 2009

General and administrative expense	$30,816	31,378

Net loss	$(30,816)	(31,378)

Net loss per common share - basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares outstandingduring the year - basic and diluted	30,010,000	30,010,000

See accompanying notes to financial statements.

eLuxuryHouse, Inc.
Statements of Changes in Stockholders' Deficit
Years Ended June 30, 2010 and 2009
					Total
	Common Stock, $.00001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Deficit

Balance June 30, 2008	30,010,000	300	134,590	(157,256)	(22,366)

Net Loss, 2009	-	-	-	(31,378)	(31,378)

Balance June 30, 2009	30,010,000	300	134,590	(188,634)	(53,744)

Net Loss, 2010	-	-	-	(30,816)	(30,816)

Balance June 30, 2010	30,010,000	$300	$134,590	$(219,450)	$(84,560)

See accompanying notes to financial statements.

eLuxuryHouse, Inc.
Statements of Cash Flows

	Year Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,816)	$(31,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	(460)	(91)
Net Cash Used In Operating Activities	(31,276)	(31,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,000	-
Proceeds from notes payable - related parties	26,895	31,850
Net Cash Provided By Financing Activities	30,895	31,850

Net Increase (Decrease) in Cash	(381)	381

Cash - Beginning of Period	381	-

Cash - End of Period	$-	$381

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

See accompanying notes to financial statements.

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

eLuxuryHouse, Inc. (“the Company”) was incorporated in the State of Florida on July 21, 2005.

On March 17, 2008, WebSky, Inc. (“WebSky”), a Nevada corporation, purchased 27,309,100 shares (91%, the “Control Shares”) of the Company’s common stock from existing shareholders. This transaction resulted in a change of control. The Company is currently inactive.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, and regulatory risks including the potential risk of business failure.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At June 30, 2010 and 2009 respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At June 30, 2010 and 2009 respectively, there were no balances that exceeded the federally insured limit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, notes payable and notes payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

The Company evaluates for uncertain tax positions under a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010 and 2009, respectively, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2010 and 2009, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s unaudited financial position or results of operations.

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $30,816 and net cash used in operations of $31,276 for the year ended June 30, 2010; and a working capital deficit and stockholders’ deficit of $84,560 and an accumulated deficit of $219,450 at June 30, 2010.

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

Note 3 Income Taxes

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $211,000 at June 30, 2010, expiring through 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

Significant deferred tax assets at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Gross deferred tax assets:
Net operating loss carryforward	$80,000	$68,000
Total gross deferred tax assets	80,000	68,000
Less: valuation allowance	(80,000)	(68,000)
Deferred tax assets - net	$-	$-

The valuation allowance at June 30, 2009 was approximately $68,000. The net change in valuation allowance during the year ended June 30, 2010, was an increase of approximately $12,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2010 and 2009, respectively.

The actual tax benefit differs from the expected tax benefit for the years ended June 30, 2010 and 2009, respectively (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for state income taxes, a blended rate of 37.63%) as follows:

	June 30, 2010	June 30, 2009

Expected tax expense (benefit) - Federal	$(10,000)	$(10,000)
Expected tax expense (benefit) - State	(2,000)	(2,000)
Total deferred tax assets	(12,000)	(12,000)
Change in valuation allowance	12,000	12,000
Actual tax expense (benefit)	$-	$-

ELUXURYHOUSE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

Note 4 Notes Payable

(A) Notes Payable

During the year ended June 30, 2010, and subsequent, the Company executed notes payable with a third party.  These notes are unsecured and due on either November 30, 2010 or on demand.  Interest, at 7%, is payable only upon default. No amounts are in default.

June 30, 2010	$4,000
Notes executed subsequent to June 30, 2010:
July 2010	$2,924
September, 2010	$490
October, 2010	$6,000
Total	$9,414

(B) Notes Payable - Related Party

During the years ended June 30, 2010, 2009 and 2008, the Company executed notes payable with Websky and the Company’s Chief Executive Officer. These notes are unsecured and due on demand.  Interest, at 7%, is payable only upon default. No amounts are in default.

	June 30, 2010	June 30, 2009	June 30, 2008	Total
Websky	$19,500	$31,850	$19,741	$71,091

CEO	7,395	-	-	7,395

Total	$19,741	$31,850	$26,895	$78,486